Form 10-K
period 1993-12-31
DRAVO CORP
filed 1994-03-30
CIK 30067

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                           for the fiscal year ended
                               December 31, 1993
                         Commission file number 1-5642

                               DRAVO CORPORATION
                          A PENNSYLVANIA CORPORATION
               I.R.S. EMPLOYER IDENTIFICATION NUMBER 25-0447860

                             3600 ONE OLIVER PLAZA
                      PITTSBURGH, PENNSYLVANIA 15222-2682
                           TELEPHONE (412) 566-3000


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class:                                                      Registered:
Common Stock, $1.00 Par Value                            New York Stock Exchange
Preference Stock Purchase Rights                         New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months,and (2) has been subject to such filing requirements for the past 90 days. Yes XX . No_____.
                                      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX
           ----

Common shares outstanding as of March 15, 1994:  14,851,819
Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1994: $180,078,305

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference to the extent set forth in Parts I, II and IV
of this Report.   Portions of the Proxy Statement for Annual Meeting of
Shareholders on April 28, 1994 are incorporated by reference to the extent set forth in Part III of this Report.

================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page
                                                                        ----
PART I    Item 1.   Business                                              3-6

          Item 2.   Properties                                            7-8

          Item 3.   Legal Proceedings                                    9-11

          Item 4.   Submission of Matters to a Vote                        11
                     of Security Holders

PART II   Item 5.   Market for the Registrant's Common Stock and        12-18
                     Related Stockholder Matter

          Item 6.   Selected Financial Data                                18

          Item 7.   Management's Discussion and Analysis of Financial      18
                     Condition and Results of Operations

          Item 8.   Financial Statements and Supplementary Data            18

          Item 9.   Disagreements on Accounting and Financial              18
                     Disclosure

PART III  Item 10.  Directors and Executive Officers of the                19
                     Registrant

          Item 11.  Executive Compensation                                 20

          Item 12.  Security Ownership of Certain Beneficial Owners        20
                     and Management

          Item 13.  Certain Relationships and Related Transactions         20

PART IV   Item 14.  Exhibits, Financial Statement Schedules and         21-26
                     Reports on Form 8-K

                    Signatures                                             27

                    Independent Auditors' Report on Schedules              28

          Schedule III.  Condensed Financial Information of             30-37
                          Registrant

          Schedule V.    Property, Plant and Equipment                 38, 39

          Schedule VI.   Accumulated Depreciation, Depletion and       40, 41
                          Amortization of Property, Plant and
                          Equipment

          Schedule IX.   Short-term Borrowings                         42, 43

          Schedule X.    Supplementary Income Statement Information        44

Table of Contents for documents filed herein as Exhibits 4, 10, 11,        45
13, 21, 23, and 24

                                 PART I
ITEM 1.  BUSINESS
- -----------------

(a)  General Development of the Business

Dravo Corporation was incorporated in Pennsylvania in 1936 to consolidate several related corporations then operating various elements of a business started in 1891 by F. R. Dravo. Its corporate offices are located at 3600 One Oliver Plaza, Pittsburgh, Pennsylvania 15222-2682, and its telephone number is 412-566-3000. As used herein, the term Dravo includes its consolidated subsidiaries unless otherwise indicated. In December, 1987, Dravo's Board of Directors approved a major restructuring program which concentrated Dravo's future direction exclusively on opportunities involving its natural resources business. The plan included the sale or other disposition of the former Engineering and Construction segment, as well as the sale of the former Materials Handling and Systems segment approved earlier. All units scheduled for sale were sold by the end of 1989. The remainder of these businesses have been presented as discontinued operations in the financial statements.

As a result of this restructuring program, Dravo is a natural resources company operating principally in the United States. Activities include the production of aggregates for construction and industrial uses and lime for industrial, utility, municipal and construction applications. All of the properties on which the company's reserves are located are physically accessible for the purposes of mining, dredging and hauling. Operations are principally carried on by two wholly-owned subsidiaries, Dravo Basic Materials Company, Inc. (Dravo Basic Materials) and Dravo Lime Company (Dravo Lime).

Dravo Basic Materials is a leading producer of construction aggregates in the Ohio Valley and Gulf Coast regions. Principal products include sand and gravel, crushed limestone, shell, slag, ready-mixed concrete, concrete block, industrial filler material and poultry feed calcium supplement. The organization markets approximately 20 million tons of aggregates annually.

The company's Ohio Valley operations are located in Cincinnati, Ohio; Pittsburgh, Pennsylvania; Parkersburg, West Virginia; Cave In Rock, Illinois and Smithland, Kentucky. Activity in all of the Ohio Valley locations is historically lower in the first quarter than the remainder of the year because of a seasonal construction market and winter weather conditions.

Three land-based sand and gravel quarries are owned and operated in the Cincinnati area; two in the Pittsburgh area, one owned and one leased; and one is owned in the West Virginia area. A new owned limestone quarry is currently being developed east of Cincinnati. Also, two dredges are currently operating on the Ohio River under leases held by various governmental agencies and private individuals.

The Cave In Rock limestone quarry is operated under a long-term lease with Lafarge Corporation. The quarry is located next to the Ohio River approximately 100 miles from the Ohio's junction with the Mississippi River. Reserves are estimated at 82 million tons, and the facility has an ultimate production capacity in excess of four million tons per year. The company markets the Cave In Rock aggregate along the Ohio, Mississippi and Tennessee river systems and

- -----------------

the Gulf Coast. The company also supplies Lafarge's cement plant at Joppa, Illinois with kiln feed stone.

The company owns and operates the Smithland, Kentucky limestone quarry located on the Cumberland River near its confluence with the Ohio River. This facility has limestone reserves of approximately 204 million tons and annual production capacity of more than four million tons.

Dravo Basic Materials produces and markets its products in the southern United States in a number of metropolitan and rural areas. Production facilities include three limestone quarries and five sand and gravel quarries in Alabama
and one limestone quarry and a river dredging operation in Florida.   Aggregates
are marketed from distribution facilities in Tampa, Pensacola and Jacksonville, Florida; Brunswick and Savannah, Georgia; Mobile, Birmingham, Montgomery and Auburn, Alabama; New Orleans, Baton Rouge, Westlake, Convent, Houma and Morgan City, Louisiana. Aggregates from the Cave In Rock, Illinois and Smithland, Kentucky facilities are also being marketed in the Gulf Coast area. A crushed slag plant is operated in Tennessee.

The company imports limestone from a leased quarry located in The Bahamas. Reserves at this facility are estimated at 45 million tons, while production capacity is over two million tons annually.

Dravo Basic Materials Company resumed shell dredging operations along the Gulf Coast in late 1992 after reaching a joint partnership agreement late in the year with the current reef shell leaseholder. The new leaseholder replaced the operator who was awarded the lease when it was auctioned by the State of Louisiana in 1991. The joint partnership agreement allows Dravo Basic Materials to once again participate in a market in which it has had substantial success historically because of reef shell's desirability for a number of construction and chemical applications.

The company completed the sale of its asphaltic concrete operation located in Mobile and Loxley, Alabama in the first half of 1992.

Dravo Lime, one of the nation's largest lime producers with annual capacity of over two million tons, owns and operates two plants in Kentucky and one in Alabama. The largest, a million-ton-per-year facility in Maysville, Kentucky, produces lime that is particularly efficient in removing sulphur dioxide from power plant stack gases. Most of Maysville's output is committed under long-term contracts with utility companies in the Ohio Valley. All contracts contain provisions for price escalation. Owned reserves at the Maysville site are considered adequate to sustain the current three kiln production for approximately thirty years. The Maysville plant also has options on additional reserves adequate to sustain production in excess of fifty years. Dravo Lime's Black River integrated lime facility located along the Ohio River at Butler, Kentucky has an annual quicklime capacity of 660,000 tons-per-year. The facility is currently being expanded to increase its capacity by 700,000 tons. The increased tonnage will be used, in part, to supply 450,000 tons of lime annually

- -----------------

to American Electric Power's Gavin Station under a 15-year agreement commencing the second quarter of 1995. Reserves at this facility are considered adequate to sustain current production levels in excess of one hundred years. The company's Longview plant, located near Birmingham, Alabama, completed an expansion in April, 1991 that increased its annual production capacity to approximately 550,000 tons per year.

The additional production is used primarily to meet the needs of a long-term contract with Mineral Technologies, Inc., formerly Pfizer Specialty Minerals Inc., for the production of precipitated calcium carbonate for the pulp and paper industry. The remainder of Longview's production is marketed to the aluminum, steel, chemical and other industries and for use in water purification, soil stabilization and road building applications. Limestone at the Longview operation comes from an above-ground quarry with recoverable reserves estimated to last twenty-three years at the current production rate. Ultimately, Dravo Lime expects to convert Longview to an underground mine, providing access to additional reserves that would support the current production rate for over one hundred years.

Dravo Lime maintains and operates distribution terminals in Aliquippa and Butler, Pennsylvania; Porterfield, Ohio; Brunswick, Georgia; Tampa, Jacksonville, Fort Lauderdale and Sanford, Florida; and Baton Rouge, Louisiana. Dravo Lime stopped marketing Calcilox/R/ in 1992 due to a shortage of suitable low cost raw material. Calcilox is a stabilizing agent used in converting sludge produced in plant air pollution reduction systems into a material suitable for landfill operations.

(b)  Competitive Conditions

Dravo encounters substantial competition in all its operations but believes that its past experience, strategically located reserves and technical expertise gives it certain competitive advantages. Dravo, through its subsidiary Dravo Lime, is engaged in the supply of lime for use in utility sulphur dioxide stack gas scrubbers. Dravo Lime's research and development expenditures for 1993 were $4.2 million, while spending for 1994 is expected to exceed $3.3 million. The company expects the research, much of which is being conducted jointly with utility customers, to lower both the capital and operating costs of the proprietary Thiosorbic/R/ scrubbing systems. Other research projects are aimed at increasing the range of applications of proprietary reagents for use in reducing stack gas emissions and at producing and recovering a saleable by-product. Dravo believes that in this field its long-term contracts, accumulated experience and technical skill have provided it a competitive advantage.

Several firms with which Dravo competes have greater resources and income. Dravo competes with other firms for qualified professional personnel, particularly those with technological skills.

(c)  Corporate Development

Dravo's corporate development policy encompasses growth through investment in existing businesses, internal development and acquisition. Additionally, to the extent that business units no longer meet management's long-term profitability performance criteria and business strategies, or do not contribute significantly to corporate objectives or balance, a policy of divestiture is followed.

- -----------------


Continuing operations of Dravo Corporation, which are principally domestic in nature, function in one segment, a natural resources business, involved in the production, processing and supply of construction materials, primarily aggregates, as well as lime for environmental, chemical and metallurgical applications. Dravo's position as the world's leading producer of lime for flue gas desulfurization applications was enhanced by the passage of the 1990 Clean Air Act Amendments.


Further information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1993 Annual Report to Shareholders which accompanies this report:


       Caption in Annual Report                 Page No.
       ------------------------                 --------
       Results of Operations                     8 - 10
       Note 15:  Research and Development          29
       Employees at Year-End                       31

ITEM 2.  PROPERTIES
- -------------------

The following is a listing of principal offices, plants and mines used in operations:

                                                              Owned or
          Use                Location                          Leased
          ---                --------                          ------
Executive and general   Mobile, Alabama                        Leased
 offices                Pittsburgh, Pennsylvania               Leased

Production facilities:
  Limestone             Auburn, Alabama                        Owned/Leased
                        Cherokee, Alabama                      Leased
                        Maylene, Alabama                       Owned/Leased
                        Grand Bahamas, B.I.                    Leased
                        Perry, Florida                         Owned/Leased
                        Cave In Rock, Illinois                 Leased
                        Smithland, Kentucky                    Owned/Leased
                        Lynchburg, Ohio                        Owned

Lime                    Saginaw, Alabama                       Owned
                        Butler, Kentucky                       Owned
                        Maysville, Kentucky                    Owned

Sand and gravel         Montgomery, Alabama
                         and environs                          Owned/Leased
                        Chattahoochee, Florida                 Owned/Leased
                        Cincinnati, Ohio and
                         environs                              Owned/Leased
                        Pittsburgh, Pennsylvania
                         and environs                          Owned/Leased
                        Parkersburg, West Virginia
                         and environs                          Owned/Leased

Slag                    Mt. Pleasant, Tennessee                Leased

Aggregate distribution
 sites                  Mobile, Alabama                        Owned/Leased
                        Jacksonville, Florida                  Leased
                        Pensacola, Florida                     Owned
                        Tampa, Florida                         Leased
                        Brunswick, Georgia                     Leased
                        Savannah, Georgia                      Leased
                        Baton Rouge, Louisiana                 Leased
                        Calumet, Louisiana                     Leased
                        Convent, Louisiana                     Leased
                        Hahnville, Louisiana                   Leased
                        Harvey, Louisiana                      Leased
                        Houma, Louisiana                       Owned/Leased
                        Westlake, Louisiana                    Leased
                        Bellaire, Ohio                         Leased
                        Cincinnati, Ohio                       Leased
                        Charleroi, Pennsylvania                Owned
                        McKeesport, Pennsylvania               Leased

- ------------------------------

                                                              Owned or
          Use                Location                          Leased
          ---                --------                          ------
Aggregate distribution
sites (continued)       Neville Island, Pennsylvania           Owned
                        Charleston, West Virginia              Owned
                        Merrill, West Virginia                 Owned
                        New Martinsville, West Virginia        Owned
                        Parkersburg, West Virginia             Owned/Leased
                        Ravenswood, West Virginia              Leased
                        St. Mary's, West Virginia              Owned

Lime distribution sites Ft. Lauderdale, Florida                Leased
                        Jacksonville, Florida                  Leased
                        Sanford, Florida                       Leased
                        Tampa, Florida                         Owned
                        Brunswick, Georgia                     Owned/Leased
                        Savannah, Georgia                      Leased
                        Baton Rouge, Louisiana                 Owned
                        Porterfield, Ohio                      Leased
                        Aliquippa, Pennsylvania                Owned
                        Butler, Pennsylvania                   Leased

Offices and plants associated with businesses treated herein as discontinued operations have been excluded from this presentation.

Mineral reserves include sand, gravel and limestone. The following table shows a summary of the company's reserves at December 31, 1993 and tonnage produced in 1993.

     (Tons in millions)
                             Recoverable        1993
                             Reserves     Production
                             -----------  ----------
     Underground Mines:
      Owned                     496.9         4.5
     Quarries and Other:
      Owned                      99.1         5.5
      Leased and Licensed       525.2        12.8
                              -------        ----

                              1,121.2        22.8
                              =======        ====

In addition to tonnage produced, the company purchased approximately 900,000 tons of aggregate material under various agreements.

Additional information required by this item is incorporated by reference to the information set forth under Item 1(a) "General Development of the Business" on pages 3 - 6 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

The company filed an action in 1981 to collect on a promissory note issued by Meladuras Portuguesa, C. A. (Melaport) and its principal, Alberto Caldera (Caldera). In 1985, Melaport and Caldera filed a counterclaim for damages alleging the company breached a contract between Melaport and the company relating to engineering and procurement services rendered between 1973 and 1978 for a sugar cane processing facility. The Fifth Civil, Mercantile and Traffic Court of First Instance for the Federal District and State of Miranda, Venezuela ruled partially in favor of Melaport's counterclaim. The ruling was upheld by the Seventh Court of Appeals in Civil, Mercantile and Traffic Matters for the Judicial Circuit of the Federal District and State of Miranda on September 25, 1992 and by the Supreme Court of Justice of Venezuela on July 8, 1993. The lower courts' ruling does not specify damages to be paid but identifies the following categories of damages to which Caldera and Melaport are entitled: (1) the losses suffered by Melaport from the time it commenced operations in 1974 to 1978; (2) the value of certain equipment and other assets which had been pledged by Melaport to secure borrowings in connection with the project; and (3) the value of approximately 540 acres of land which a corporation controlled by Caldera had mortgaged to secure the borrowing. The amount of damages in these three categories is to be established by an appraisal process conducted by the trial court; damages are to be adjusted for inflation since the counterclaim was filed in 1985 and for interest at 12 percent per year. The company is preparing to vigorously pursue the appraisal proceedings. While opposing counsel has asserted that the damages are in excess of $35 million, the company at this time cannot predict the results of the appraisal proceedings. The company has no assets in Venezuela and will challenge the enforcement in the United States if judgment is finally issued by the Venezuelan Courts. On November 2, 1993, the company filed suit against Melaport and Caldera in the United States District Court for the Western District of Pennsylvania, seeking an injunction and a declaratory judgment with respect to the proceedings in Venezuela. The company is requesting a determination that any judgment in the Venezuelan proceedings is not enforceable against the company and is also seeking indemnification for all costs, expenses, losses and damages incurred and which may be incurred by the company in the Venezuelan proceedings and the costs and expenses of the United States District Court action. On February 25, 1994, Melaport and Caldera filed a motion asking the Court to dismiss the suit based on the lack of personal jurisdiction over the defendants and based on the doctrines of forum non conveniens, res judicata and judicial estoppel. It also asked the Court to dismiss, as premature, the company's demand for injunctive and declaratory relief. The company intends to vigorously pursue this action. If the ruling of the Venezuelan Courts is successfully enforced against the company in the United States, the liability would be material to the company.

The company has been notified by the U. S. Environmental Protection Agency (EPA) that the EPA considers the company as a potentially responsible party (PRP) for soil and groundwater contamination at three subsites within the Hastings Ground Water Contamination Site, Hastings, Nebraska. With respect to the Colorado Avenue subsite, in the vicinity of a fabrication facility formerly operated by the company, the EPA has issued an administrative order dated September 28, 1990, to the company and one other PRP to remedy soil contamination. The EPA has also issued a unilateral administrative order, effective March 28, 1993, directing the company and the other PRP to conduct the interim groundwater remediation required by EPA's record of decision. The company has been complying with these orders while reserving its right to seek reimbursement from the United States for its

- --------------------------------------

costs if it is determined it is not liable for response costs or if it is required to incur costs because of arbitrary, capricious or unreasonable requirements imposed by EPA.

A contribution claim related to this subsite was filed by the company in the Nebraska District Court against two other parties who are named PRPs, Burlington Northern Railroad and the Zuber Company, but were not served with the EPA's orders. After the company filed its suit, the EPA, over the company's objection, entered into a de minimis settlement agreement with these two PRPs providing for, among other things, contribution protection in return for access to their contaminated property. EPA based its decision on the lack of any evidence indicating these PRPs contributed to contamination at the site, but provided for reconsideration of its decision if such evidence was uncovered. Subsequently, the District Court granted motions for summary judgment filed by these two PRPs based on the contribution protection provisions in their de minimis settlements with the EPA, and the PRPs withdrew their counterclaims.
The Eighth Circuit Court of Appeals affirmed this decision on January 12, 1994. The company has also notified the EPA and each PRP of its intent to challenge the decision by the EPA to issue the de minimis order without receiving reimbursement for a share of the response and remediation costs but has not yet filed suit.

The company, along with a number of others, is considered a PRP with respect to subsites at the municipally-owned North and South Landfills. The North Landfill closed before the company commenced operations but a predecessor may have used this landfill to dispose of hazardous materials. On December 31, 1991 the EPA issued a formal demand to the company and other PRPs for reimbursement of costs the EPA has incurred at this subsite and has also solicited an offer to conduct or finance remedial work at this subsite for both soil and groundwater contamination. The company has rejected the EPA's demand to reimburse the EPA for its costs and decided not to submit the offer requested. No PRP at this subsite has agreed to pay the EPA's response costs. As a result, statutory interest is being added to the EPA's response costs. Other PRPs, including the local municipality, have agreed to perform the remedial investigation and to design soil and groundwater remediation remedies at this subsite, but no party
has agreed to conduct the remediation.   Only minimal investigation has been
conducted at the South Landfill, and it is not evident that remedial work is warranted. In January, 1994 the EPA sent a specific notice to the company that the EPA considered it and three other parties PRPs at this subsite. The letter invited the company and the other PRPs to make an offer to conduct a remedial investigation and the feasibility study (RI/FS) of this subsite and stated that the EPA was in the process of preparing a workplan for the RI/FS.

In October of 1990, the company notified its primary and excess general liability insurance carriers of the claims by the EPA at the Colorado Avenue and North Landfill subsites. Although one primary carrier agreed to pay for a part of the company's defense, it has not done so and has refused to pay for expenses the company has already incurred. The company's other primary carrier has declined coverage altogether. On August 10, 1992, the company filed suit in the Alabama District Court against The Hartford Insurance Company and Liberty Mutual Insurance Company seeking a declaratory judgment that the company is entitled to a defense and indemnity under its contracts of insurance (including certain excess policies provided by one of the primary carriers). This complaint is limited to the EPA's claims at the Colorado Avenue subsite. The suit has been

- --------------------------------------

amended to include as a defendant Bituminous Casualty Corporation the excess liability carrier of the company's predecessor at the site. An investigation of the coverage provided by the primary carrier of the company's predecessor is also underway. An award of punitive damages is being sought against Hartford and Liberty Mutual for their bad faith in failing to investigate the company's claim and/or denying the company's claim. The case is proceeding in accordance with a case management order issued by the District Court Magistrate assigned to handle pretrial matters. In February of 1994, the company notified its primary and excess insurers of EPA's specific notice that it considered the company a PRP at the South Landfill Subsite, inviting the company to make an offer to conduct an RI/FS at the site, and notifying the company that EPA was in the process of preparing a workplan for the RI/FS. The company has joined with the other PRPs in recommending the use of regional institutional controls for remediation of groundwater at all of the Hastings Ground Water Contamination Subsites.

A dispute between the company and the Southeast Resource Recovery Facility (SERRF) in Long Beach, California over a contract to design, construct and demonstrate a resource recovery facility has given rise to two lawsuits. On October 17, 1989, the company instituted an action against the SERRF Authority and the City of Long Beach seeking recovery of escrow funds and reimbursement for change orders, extra work, delays and other increased costs. On October 19, 1989, the SERRF Authority and the City of Long Beach filed suit against the company and its surety, The Insurance Company of North America, seeking among other things, damages for breach of contract. Both lawsuits are now pending in the U.S. District Court for the Central District of California. On February 25, 1994, the principal parties to these lawsuits signed a Memorandum of Intent containing the terms of settlement to be entered into among the parties. The settlement is subject to the approval of the U. S. District Court.

On February 21, 1990, the company filed suit against Continental Energy Associates (CEA), the owner of a cogeneration facility in Hazleton, Pennsylvania, Continental Cogeneration Corporation (CCC), the owner's general partner, and Swiss Bank Corporation, the project's lender. The company claims damages for breach of contract and unjust enrichment arising out of the termination of the company's contract to construct, as part of the facility, a coal gasification plant. On February 23, 1990, CEA and CCC filed suit against the company which as amended seeks damages for breach of contract, negligent misrepresentation, fraud and tortious interference with the contract of surety. The lawsuits have been consolidated in the Court of Common Pleas of Luzerne County, Pennsylvania.

Other information required by this item is incorporated by reference to the information set forth under the caption Note 8: "Contingent Liabilities" in the Notes to Consolidated Financial Statements on pages 21 through 23 of the 1993 Annual Report to Shareholders which accompanies this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

There were no matters submitted to a vote of security holders for the three months ended December 31, 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- -------------------------------------------------------------------------
         MATTERS
         -------

Information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1993 Annual Report to Shareholders which accompanies this report:

Caption in Annual Report                                    Page No.
- ------------------------                                    --------
Common Stock Market Price                                      11

Shareholders at year-end                                       31

Dividends                                                    10, 31

                       Description of Dravo Capital Stock
                       ----------------------------------

General

Under its Restated Articles of Incorporation ("the Articles"), as amended, Dravo is authorized to issue 1,878,870 shares of preference stock, par value $1.00 per share, and 35,000,000 shares of common stock, par value $1.00 per share. At December 31, 1993 issued preference and common shares were 232,386 and 14,967,824, respectively.

The Board of Directors has by resolutions established four series of preference stock: $2.20 Cumulative Convertible Series A Preference Stock ("Series A Preference Stock"), consisting of 26,817 shares, issued on September 1, 1970; $2.475 Cumulative Convertible Series B Preference Stock ("Series B Preference Stock"), consisting of 165,516 shares, issued on June 12, 1973; Series C Preference Stock consisting of 200,000 shares, which are issuable pursuant to the exercise of the rights to purchase stock described below; and Series D Cumulative Convertible Exchangeable Preference Stock ("Series D Preference Stock") consisting of 200,000 shares, issued on September 21, 1988. All of the shares of Series A Preference Stock were converted into shares of common stock on April 2, 1978. 32,386 shares of Series B Preference Stock and 200,000 shares of Series D Preference Stock are presently issued and outstanding. No shares of Series C Preference Stock have been issued or are outstanding. Other series of preference stock may be created by resolutions of the Board of Directors with such dividend, liquidation, redemption, sinking fund and conversion rights as shall be specified therein.

Dividend Rights

The holders of the preference stock are entitled to cumulative dividends, payable quarterly, which must be paid and the next quarterly dividend set apart before any dividends (except dividends in common stock or any other stock ranking after

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- -------------------------------------------------------------------------
         MATTERS (CONTINUED)
         -------

Dividend Rights (continued)

the preference stocks as to dividends and assets) are declared, or paid, or monies set apart for the payment of dividends on any class of stock ranking after the preference stock as to dividends or assets. The rate of dividends payable upon the Series B Preference Stock is $2.475 per annum. The rate of dividends payable upon the Series C Preference Stock is an amount per share (rounded to the nearest cent) equal to the greater of $10.00 or 100 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend or distribution payable in shares of common stock, paid on the common stock in the immediately preceding quarter, subject to adjustment in certain events. The rate of dividends payable upon the Series D Preference Stock is 12.35 percent per annum or $12.35 per share, which rate shall be increased by 2 percent per annum if such dividends are not paid on any quarterly dividend payment date until accrued and unpaid dividends on the Series D Preference Stock are paid.

The holders of the common stock are entitled to such dividends as may be declared by the Board of Directors out of assets properly available for that purpose. No common stock dividends have been declared since April, 1987.

Other information required by this item is incorporated by reference to the information set forth under the caption "Note 5: Notes Payable", in the Notes to Consolidated Financial Statements on page 20 of the 1993 Annual Report to Shareholders which accompanies this report.

Voting Rights

Each share of the common stock and the preference stock is entitled to one vote, which is cumulative in the election of directors. The Board of Directors is divided into three classes, and approximately one third of the directors are elected each year for three year terms. The effect of such classification of the Board is to increase the number of shares, voted cumulatively, necessary to elect directors. If dividends on the preference stock shall be unpaid or in arrears for six quarterly dividend periods, the holders of the preference stock voting as a class shall have the right to elect two additional directors.

Liquidation Rights

In the event of the voluntary or involuntary liquidation or dissolution of Dravo, or the sale or other disposition of substantially all of its assets, the holders of the Series B Preference Stock shall be entitled to receive the sum of $55 per share plus all accumulated and unpaid dividends thereon; the holders of Series C Preference Stock shall be entitled to receive $100 per share plus all accrued and unpaid dividends plus an amount equal to the holder's pro rata share of the amount that would be available for distribution after payment of all liabilities,

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- -------------------------------------------------------------------------
         MATTERS (CONTINUED)
         -------

Liquidation Rights (continued)

liquidation preferences and a distribution on the common stock, if any, as determined according to a formula; and the holders of Series D Preference Stock shall be entitled to receive $100 per share plus all accumulated and unpaid dividends thereon. The holders of any other series of preference stock which may be issued shall be entitled to receive the amounts provided for in the resolutions creating such series. The holders of the common stock shall share ratably in the remaining assets, if any.

No Preemptive Rights and Non-assessability

No preemptive rights attach to the common stock or the preference stock. Neither the holders of the common stock nor the preference stock are liable to further calls or assessment by Dravo.

Redemption and Sinking Fund Provisions

There are no redemption provisions with respect to the common stock. The Series B Preference Stock may be redeemed, in whole or in part, at the option of Dravo, on not less than 60 days notice, on any quarterly dividend payment date by the payment of $55 per share and all accumulated and unpaid dividends to the redemption date. The Series C Preference Stock may be redeemed as a whole, but not in part, at the option of Dravo, at any time, at a cash price per share based upon the average market value, as defined and adjusted, of the common stock plus all accrued but unpaid dividends. The Series D Preference Stock may be redeemed in whole or in part at the option of Dravo at any time after September 21, 1996, by the payment of $100 per share and all accumulated and unpaid dividends to the redemption date, so long as the current market price (as defined in the Certificate of Designations, Preferences and Rights for the Series D Preference Stock) of the common stock on the date the Board decides to redeem the shares is at least 175 percent of the then effective conversion price for the Series D Preference Stock. Commencing on the first quarterly dividend payment date after September 21, 1998 and annually thereafter, Dravo is required to redeem 50,000 shares of Series D Preference Stock in cash at the redemption price of $100 per share plus all accumulated and unpaid dividends. Dravo is also required (unless certain conditions are met) to redeem all of the then outstanding shares of Series D Preference Stock in cash at $100 per share plus all accumulated and unpaid dividends (a) if Dravo declares or pays or sets apart for payment any dividends or makes any other distribution in cash or other property on or in respect of the common stock or any other class or series of the capital stock of Dravo ranking junior to the Series D Preference Stock as to payment of dividends ("Junior Dividend Stock"), or sets apart money for any sinking fund or analogous fund for the redemption or purchase of any Junior Dividend Stock and (b) upon any merger or consolidation of Dravo if, in connection therewith, the holders of the common stock receive cash, debt instruments or preference stock of the surviving entity which ranks on a parity with or senior to the Series D Preference stock with respect to liquidation, dissolution or winding up or dividends. There are no sinking fund provisions with respect to the common stock or the Series B Preference Stock, Series C Preference Stock or Series D Preference Stock.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- -------------------------------------------------------------------------
         MATTERS (CONTINUED)
         -------

Conversion

The Series B Preference Stock is presently convertible at any time prior to redemption at the option of the holder into common stock on the basis of 3.216 shares of common stock for each share of Series B Preference Stock, subject to equitable adjustment in the event of certain changes affecting the common stock. The Series D Preference Stock is presently convertible at any time prior to redemption at the option of the holder into common stock on the basis of 8.0 shares of common stock for each share of Series D Preference Stock, subject to adjustment in the event of certain changes affecting the common stock. The Series D Preference Stock is convertible or exchangeable in whole at any time by Dravo for an equal face amount of Dravo Senior Subordinated Convertible Notes due September 21, 2001 containing the same conversion rights, transfer restrictions and other terms (other than voting rights) as the Series D Preference Stock. There are no conversion rights with respect to the Series C Preference Stock or the common stock.

Rights to Purchase Series C Preference Stock

The Series C Preference Stock is issuable pursuant to the exercise of rights to purchase Series C Preference Stock. On April 4, 1986, the Board of Directors declared a distribution of one right for each outstanding share of common stock to shareholders of record at the close of business on April 17, 1986 (the "Record Date") and with respect to each share of common stock that may be issued by Dravo prior to the Distribution Date described below or the earlier redemption or expiration of the rights. Each right entitles the registered holder, following the occurrence of certain events described below, to purchase from Dravo a unit consisting of one one-hundredth of a share (a "Unit") of Series C Preference Stock at a purchase price of $60 per Unit, subject to adjustment (the "Purchase Price"). The descriptions and terms of the rights are set forth in a rights agreement (the "Rights Agreement") between Dravo and PNC Bank, N. A. (formerly Pittsburgh National Bank), as the rights agent.

Initially, the rights will be attached to all common stock certificates representing shares then outstanding, and no separate rights certificates will be distributed. The rights will separate from the common stock and a distribution date will occur upon the earlier of (a) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of common stock of Dravo (the "Stock Acquisition Date"), or (b) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 30 percent or more of such outstanding shares of common stock. Until the distribution date, (i) the rights will be evidenced by the common stock certificates and will be transferred with and only with such common stock certificates, (ii) new common stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificate for common stock outstanding will also constitute the transfer of the rights associated with the common stock represented by such certificate.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- -------------------------------------------------------------------------
         MATTERS (CONTINUED)
         -------

Rights to Purchase Series C Preference Stock (continued)

The rights are not exercisable until the distribution date and will expire at the close of business on April 17, 1996, unless earlier redeemed by Dravo as described below.

In the event that, at any time following the distribution date, (a) Dravo is the surviving corporation in a merger with an Acquiring Person and its common stock is not changed or exchanged, (b) an Acquiring Person becomes the beneficial owner of 30 percent or more of the then outstanding shares of common stock, (c) an Acquiring Person engages in one or more "self-dealing" transactions as set forth in the Rights Agreement, or (d) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than one percent (e.g., a reclassification of securities, reverse stock split or recapitalization of Dravo), each holder of a right will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of Dravo) having a value equal to two times the Purchase Price of the right. Notwithstanding any of the foregoing, (i) rights are not exercisable following the occurrence of any of the events set forth in this paragraph until such time as the rights are no longer redeemable by Dravo as set forth below, and (ii) following the occurrence of any of the events set forth above, all rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void.

In the event that, at any time following the stock acquisition date, (i) Dravo is acquired in a merger or other business combination transaction in which Dravo is not the surviving corporation (other than a merger described in the preceding paragraph), or (ii) 50 percent or more of Dravo assets or earning power is sold or transferred, each holder of a right (except rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The events set forth in this paragraph and in the preceding paragraph are referred to as the "Triggering Events."

The Purchase Price payable, and the number of units of Series C Preference Stock or other securities or property issuable, upon exercise of the rights are subject to adjustment from time to time to prevent dilution. No fractional units may be issued and, in lieu thereof, an adjustment in cash may be made based on the market price of the Series C Preference Stock on the last trading date prior to the date of exercise.

At any time until ten days following the stock acquisition date, Dravo may redeem the rights in whole, but not in part, at a price of $.01 per right.
Under certain circumstances set forth in the Rights Agreement, the decision to redeem shall require the concurrence of a majority of the continuing directors, as defined. After the redemption period has expired and prior to the occurrence of a Triggering Event, Dravo's right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10 percent or less of the outstanding

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- ------------------------------------------------------------------------
        MATTERS (CONTINUED)
        -------

Rights to Purchase Series C Preference Stock (continued)

shares of common stock in a transaction or series of transactions not involving Dravo. Immediately upon action of the Board of Directors ordering redemption of the rights, with, where required, the concurrence of the continuing directors, the rights will terminate and the only right of the holders of rights will be to receive the $.01 redemption price.

Until a right is exercised, the holder thereof, as such, will have no rights as a shareholder of Dravo, including, without limitation, the right to vote or to receive dividends.

Other than those provisions relating to the principal economic terms of the rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of Dravo prior to the distribution date. Thereafter, the provisions of the Rights Agreement may be amended by the Board (in certain circumstances, with the concurrence of the continuing directors) in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of rights (excluding the interests of any Acquiring Person), to suspend the effectiveness of the provision of the Rights Agreement pursuant to which certain rights become void as described above, or to shorten or lengthen any time period under the Rights Agreement; provided, however, that no amendment to adjust the time period governing redemption shall be made at such time as the rights are not redeemable.

The rights may have the effect of preventing or discouraging some attempts to acquire control of Dravo. The rights could cause substantial dilution to a person or group that attempts to acquire control of Dravo on terms not approved by its Board of Directors, unless the offer is conditioned on a substantial percentage of rights being tendered to and acquired by the Acquiring Person.
The rights should not interfere with any merger or other business combination approved by the Board of Directors prior to the expiration of the redemption period since the rights may be redeemed by Dravo prior to the expiration of such period and Dravo may suspend the provisions that in certain circumstances prevent an Acquiring Person from exercising its rights. The rights could interfere with a negotiated transaction after an acquisition of 20 percent or more voting power if the rights were not redeemed. The rights will not prevent a holder of a controlling interest from exercising control over Dravo.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to a Report on Form 8-K. A copy of the Rights Agreement is available free of charge from Dravo upon the request of any shareholder. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

Other Information

Dravo may purchase shares of the preference stock whether or not any dividend arrearage shall exist with respect thereto, and may hold and dispose of such shares in such manner as it may elect.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
- -------------------------------------------------------------------------
         MATTERS (CONTINUED)
         -------

Other Information (continued)

The holders of the preference stock who comply with applicable provisions of law and object to a merger or consolidation involving Dravo shall have all of the legal rights of objecting shareholders in a merger or consolidation whether or not they constitute a class otherwise entitled to such rights.

The transfer agent and registrar for the common stock is Continental Stock Transfer & Trust Company, New York, NY.


ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

Information required by this item, with the exception of common stock dividends declared, is incorporated by reference to the information set forth under the caption "Five-Year Summary" on page 31 of the 1993 Annual Report to Shareholders which accompanies this report. Dravo has declared no common stock dividends in the five-year period ending December 31, 1993.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Information required by this item is incorporated by reference to the information set forth under the captions "Overview", "Results of Operations", "Financial Position and Liquidity" and "Outlook" on pages 8 through 11 of the 1993 Annual Report to Shareholders which accompanies this report, to the information set forth under the caption Note 2: "Discontinued Operations" on pages 18 and 19, Note 7: "Commitments" on page 21, Note 8: "Contingent Liabilities" on pages 21 through 23 and Note 13: "Income Taxes" on pages 26 through 28 in the Notes to Consolidated Financial Statements of the Annual Report to Shareholders, and to Item 3 - "Legal Proceedings" on pages 9 through 11 of this Form 10-K.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

Information required by this item is incorporated by reference to the financial statements and notes thereto set forth on pages 12 through 29, and the Independent Auditors' Report set forth on page 30 of the 1993 Annual Report to Shareholders which accompanies this report.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

Information required by this Item as to Directors and nominees for Director is incorporated by reference to the information set forth under the caption "Information Concerning Directors and Nominees for Director" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1994.

The following information relates to Executive Officers of Dravo Corporation who are not Directors.

Carl A. Gilbert, Age 52, Senior Vice President since October, 1988 and President, Dravo Lime Company since February, 1983.

Ernest F. Ladd III, Age 53, Executive Vice President, Finance and Administration since December, 1989, Vice President, Finance, Treasurer and Controller from June, 1988 to December, 1989; prior thereto Executive Vice President, Dravo Natural Resources Company.

John R. Major, age 49, Vice President, Administration since January, 1989; Vice President, Employee Relations from January, 1988 to January, 1989.

James J. Puhala, Age 51, Vice President, General Counsel and Secretary since September, 1987.

H. Donovan Ross, Age 53, Senior Vice President since October, 1988 and President, Dravo Basic Materials Company since July, 1984.

Albert H. Tenhundfeld, Jr., Age 46, Vice President, Finance and Treasurer since December, 1989; prior thereto Vice President, Finance and Treasurer, Dravo Natural Resources Company.

Larry J. Walker, Age 41, Controller since December, 1989; Controller, Dravo Natural Resources Company since July, 1986.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

Information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

Information required by this item is incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership by Management of Equity Securities" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

Information required by this item is incorporated by reference to the information set forth under the caption "Information Concerning Directors and Nominees for Director" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1994.

                                   PART - IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

(a) 1. Financial Statements

       The following consolidated financial statements of the registrant are filed pursuant to Item 8 of this Form 10-K and are incorporated herein by reference to the page numbers indicated below in the 1993 Annual Report to Shareholders which accompanies this report.

              Description                                              Page No.
              -----------                                              --------
       Consolidated Balance Sheets at December 31, 1993 and 1992        12, 13

       Consolidated Statements of Operations for the years ended
       December 31, 1993, 1992 and 1991                                     14

       Consolidated Statements of Retained Earnings for the years
       ended December 31, 1993, 1992 and 1991                               15

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1993, 1992 and 1991                                 16, 17

       Notes to Consolidated Financial Statements                      18 - 29

       Independent Auditors' Report                                         30

    2. Financial Statement Schedules

       The following financial statement schedules of the registrant are required and are filed pursuant to this item in this Form 10-K.

              Schedule                                                 Page No.
              --------                                                 --------
       Independent Auditors' Report                                         28

       Schedule III.  Condensed Financial Information of
                      Registrant                                       30 - 37

       Schedule V.    Property, Plant and Equipment                     38, 39

       Schedule VI.   Accumulated Depreciation, Depletion
                      and Amortization of Property, Plant
                      and Equipment                                     40, 41

       Schedule IX.   Short-Term Borrowings                             42, 43

       Schedule X.    Supplementary Income Statement
                      Information                                           44

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------
          (CONTINUED)

(a)  3.  Exhibits
         --------

  (3)  Articles of Incorporation and By-laws

     (i) Articles of Amendment restating Dravo Corporation's Articles of Incorporation in their entirety and all subsequent amendments thereto including but not limited to the Statement with Respect to Shares of Dravo Corporation as filed with the Secretary of the Commonwealth of Pennsylvania on January 27, 1992 are incorporated by reference to Exhibit 3.1 of the February 12, 1992 Form 8-K of the Registrant.

    (ii) By-laws of the Registrant as amended October 22, 1992 are incorporated by reference to Exhibit (3) of the September 30, 1992 Form 10-Q of the Registrant.

  (4)  Instruments Defining the Rights of Security Holders, including
       Indentures

     (i) Articles of Amendment restating Dravo Corporation's Articles of Incorporation, described in Exhibit (3)(i) in this Form 10-K of the Registrant.

    (ii) Shareholders' Rights Agreement dated as of April 4, 1986 between Dravo Corporation and PNC Bank, N. A. (formerly Pittsburgh National
          Bank), as rights agent, incorporated by reference to Exhibit (1) of the April, 1986 Form 8-K of the Registrant.

   (iii) Statement with Respect to Shares - Domestic Business Corporation amending Section 3(a) of the Certificate of Designations, Preferences and Rights of Series D Cumulative Convertible Exchangeable Preference Stock is incorporated by reference to exhibit (4) (ii) of the June 30, 1990 Form 10-Q of the Registrant.

    (iv) Form of indemnification agreement between Dravo Corporation and members of its Board of Directors incorporated by reference to Exhibit (10)(xvii) of the December 31, 1987 Form 10-K of the Registrant.

     (v) Statement with respect to amended rules for Form S-8 is incorporated by reference to Exhibit (4)(x) of the December 31, 1990 Form 10-K of the Registrant.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------
          (CONTINUED)

(a)  3.  Exhibits (continued)
         --------


  (4)(vi) Credit and Note and Stock Purchase Agreement dated as of September 21, 1988 by and among Dravo Corporation, its wholly-owned subsidiaries, Dravo Lime Company and Dravo Basic Materials Company, Inc. and The Prudential Insurance Company of America and Prudential Interfunding Corp. is incorporated by reference to Exhibit (4)(i) of the September 27, 1988 Form 8-K of the Registrant and amendment dated March 13, 1990 to said agreement is incorporated by reference to Exhibit (4)(v) of the December 31, 1989 Form 10-K of the Registrant.

    (vii) Registration agreement dated as of September 21, 1988 between Dravo Corporation and The Prudential Insurance Company of America, is incorporated by reference to Exhibit (4)(vi) to the September 27, 1988 Form 8-K of the Registrant.

   (viii)  (a) Revolving Line of Credit Agreement with all attendant schedules and exhibits dated as of September 20, 1990, by and among Dravo Corporation, Dravo Lime Company, Dravo Basic Materials Company, Inc., First Alabama Bank, and PNC Bank, N. A. (formerly Pittsburgh National Bank) is incorporated by reference to Exhibit
               (4)(i) of the September 30, 1990 Form 10-Q of the Registrant.

           (b) Amendment to Credit and Note and Stock Purchase Agreement dated as of September 21, 1988 by and among Dravo Corporation, Dravo Lime Company, Dravo Basic Materials Company, Inc., The Prudential Insurance Company of America, and Prudential Interfunding Corp., is incorporated by reference to Exhibit (4) (ii) of the September 30, 1990 Form 10-Q of the Registrant.

           (c) First amendment to the Companies' Pledge Agreement dated September 20, 1990 of the Credit and Note and Stock Purchase Agreement dated September 21, 1988 is incorporated by reference to Exhibit (4)(iii) of the September 30, 1990 Form 10-Q of the Registrant.

           (d) First amendment to the Second Intercreditor Agreement dated September 20, 1990 of the Credit and Note and Stock Purchase Agreement dated September 21, 1988 is incorporated by reference to Exhibit (4)(iv) of the September 30, 1990 Form 10-Q of the Registrant.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------
          (CONTINUED)

(a)  3.  Exhibits (continued)
         --------

(4) (viii)  (e) Intercreditor Agreement dated September 20, 1990 by and among
                The Prudential Insurance Company of America, First Alabama Bank, PNC Bank, N. A. (formerly Pittsburgh National Bank), Mellon Bank, N. A., and the Royal Bank of Canada is incorporated by reference to Exhibit (4) (v) of the September 30, 1990 Form 10-Q of the Registrant.

      (ix) (a) Promissory Note dated as of January 4, 1979 between Southern Industries Corporation and The Prudential Insurance Company of America.

            (b) Loan Agreement dated as of December 1, 1978 between Dravo
                Equipment Company and County of Harrison, Ohio.

                The Registrant hereby agrees to furnish to the Commission upon request a copy of each of the instruments listed under the exhibit (4)(ix), none of which authorizes the issuance of securities in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

       (x) Override Agreement, dated January 21, 1992, between Dravo Corporation, The Prudential Insurance Company of America, First Alabama Bank, PNC Bank, N. A. (formerly Pittsburgh National Bank) and Continental Bank, N. A. is incorporated by reference to Exhibit
             10.1 of the February 12, 1992 Form 8-K of the Registrant.

      (xi) First Amendment, dated March 10, 1993, to the Override Agreement dated January 21, 1992 between Dravo Corporation, The Prudential Insurance Company of America, First Alabama Bank, PNC Bank, N.A. (formerly Pittsburgh National Bank) and Continental Bank N.A. is incorporated by reference to Exhibit 4 (xi) of the December 31, 1992 Form 10-K of the Registrant.

     (xii) Second Amendment, dated March 7, 1994, to the Override Agreement dated January 21, 1992 is filed herein under separate cover.

    (xiii) First Amendment, dated March 7, 1994, to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is filed herein under separate cover.

     (xiv) Four copies of the First Amendment To Revolving Note, (one each for The Prudential Insurance Company of America, First Alabama Bank, PNC Bank, N.A. and Continental Bank N.A.), dated March 7, 1994, to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 are filed herein under separate cover.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------
          (CONTINUED)

(a)  3.  Exhibits (continued)
         --------

  (10) Material Contracts
        (All of the following are Management Contracts or Compensatory Plans or Arrangements required to be filed as an Exhibit to this Form 10-K.)

     (i) Dravo Corporation Executive Death and Disability Income Executive Benefits Plan (now Executive Benefit Plan), approved by the Board of Directors on October 23, 1980, incorporated by reference to Exhibit
           (10)(i) of the December 31, 1980 Form 10-K of the Registrant, and amendment thereto dated July 1, 1984, incorporated by reference to Exhibit (10)(i) of the December 31, 1984 Form 10-K of the Registrant.

    (ii) Dravo Corporation Stock Option Plan of 1978, as amended, incorporated by reference to Exhibit (10)(vi) of the December 31, 1982 Form 10-K of the Registrant.

   (iii) Dravo Corporation Long-Term Incentive Award Plan of 1983, as amended, incorporated by reference to Exhibit (10)(iv) of the December 31, 1987 Form 10-K of the Registrant.

    (iv) Dravo Corporation Incentive Compensation Plan is incorporated by reference to Exhibit (10)(v) of the December 31, 1990 Form 10-K of the Registrant.

     (v) Dravo Corporation Employee Stock Option Plan of 1988, incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 28, 1988.

    (vi)   Agreement dated April 23, 1992 between Dravo Corporation and William
           G. Roth, incorporated by reference to Exhibit 10(x) of the December 31, 1992 Form 10-K of the Registrant.

   (vii) Agreement dated June 1, 1993 between Dravo Corporation and C. A. Torbert, Jr. is filed herein under separate cover.

  (viii) Agreement dated June 1, 1993 between Dravo Corporation and Ernest F. Ladd III is filed herein under separate cover.

    (ix) Agreement dated June 1, 1993 between Dravo Corporation and Carl A. Gilbert is filed herein under separate cover.

     (x) Agreement dated June 1, 1993 between Dravo Corporation and H. Donovan Ross is filed herein under separate cover.

    (xi) Agreement dated June 1, 1993 between Dravo Corporation and John R. Major is filed herein under separate cover.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------
          (CONTINUED)

(a)  3.  Exhibits (continued)
         --------

   (10)  Material Contracts

    (xii) Dravo Corporation Stock Option Plan of 1994 is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 28, 1994.


   (11)  Statement Re Computation of Per Share Earnings filed under this cover.

   (13) 1993 Annual Report to Shareholders attached to this report under this cover. Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K.

   (21)  Subsidiaries of the Registrant filed under this cover.

   (23)  Consent of Independent Auditors filed under this cover.

   (24)  Powers of Attorney are filed herein under separate cover.

(b)  Reports on Form 8-K
     -------------------

   There were no reports on Form 8-K for the three months ended December
   31, 1993.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DRAVO CORPORATION

March 29, 1994  By:/s/ CARL A. TORBERT, JR.
                   -----------------------------------------------------------
                   Carl A. Torbert, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                            Title                  Date
        ---------                            -----                  ----
*WILLIAM G. ROTH                   Chairman of the Board
- -----------------------------      and Director                March 29, 1994
William G. Roth

/s/ CARL A. TORBERT, JR.           President, Chief Executive
- -----------------------------      Officer and Director        March 29, 1994
Carl A. Torbert, Jr.

/s/ ERNEST F. LADD III             Executive Vice President,
- -----------------------------      Finance & Administration    March 29, 1994
Ernest F. Ladd III

/s/ LARRY J. WALKER                Controller                  March 29, 1994
- -----------------------------
Larry J. Walker

*E. EUGENE BISHOP                  Director                    March 29, 1994
- -----------------------------
E. Eugene Bishop

*ARTHUR E. BYRNES                  Director                    March 29, 1994
- -----------------------------
Arthur E. Byrnes

*JOHN E. DOLAN                     Director                    March 29, 1994
- -----------------------------
John E. Dolan

*JACK EDWARDS                      Director                    March 29, 1994
- -----------------------------
Jack Edwards

*JAMES C. HUNTINGTON, JR.          Director                    March 29, 1994
- -----------------------------
James C. Huntington, Jr.

*WILLARD L. HURLEY                 Director                    March 29, 1994
- -----------------------------
Willard L. Hurley

*WILLIAM E. KASSLING               Director                    March 29, 1994
- -----------------------------
William E. Kassling

*KONRAD M. WEIS                    Director                    March 29, 1994
- -----------------------------
Konrad M. Weis

*ROBERT C. WILBURN                 Director                    March 29, 1994
- -----------------------------
Robert C. Wilburn

/s/ ERNEST F. LADD III
- ----------------------------------------
*By Ernest F. Ladd III, Attorney-in-fact

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Dravo Corporation:

Under date of February 16, 1994, we reported on the consolidated balance sheets of Dravo Corporation and subsidiaries as of December 31, 1993, and 1992, and the related consolidated statements of operations, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. As discussed in Notes 10 and 13 to the consolidated financial statements, effective January 1, 1993, the company adopted the methods of accounting for postretirement benefits other than pensions and for income taxes as prescribed by Statements of Financial Accounting Standard Nos. 106 and 109, respectively. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in answer to Item 14(a)(2). These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our audit report on the consolidated financial statements of Dravo Corporation and subsidiaries referred to above contains an explanatory paragraph that states that certain lawsuits, claims and assertions have been brought against the company for environmental costs and contract and claim disputes, the outcome of which presently cannot be determined.



                                      KPMG PEAT MARWICK



New Orleans, Louisiana
February 16, 1994

                       THIS PAGE INTENTIONALLY LEFT BLANK

                      DRAVO CORPORATION (PARENT COMPANY)
         Schedule III - Condensed Financial Information of Registrant
                                Balance Sheets

(In thousands)                                        December 31,
                                                  1993          1992
                                                --------      --------
ASSETS
- ------
Current assets:
 Cash and cash equivalents                      $     37      $    252
 Accounts receivable                                 569         1,260
 Notes receivable                                  1,200         3,792
 Current income tax benefit from affiliates        4,483         8,533
 Other current assets                                316           650
                                                --------      --------

    Total current assets                           6,605        14,487

 Investments in affiliates                       193,954       185,435
 Notes receivable                                  2,900         4,500
 Deferred income tax benefit from affiliates      24,853        13,975
 Net assets of discontinued operations                --        13,924
 Other assets                                     11,450        10,291

 Property, plant and equipment                     6,832         6,832
 Less accumulated depreciation and
  amortization                                     6,809         6,796
                                                --------      --------

  Net property, plant and equipment                   23            36
                                                --------      --------

    Total assets                                $239,785      $242,648
                                                ========      ========



See accompanying notes to financial statements.

                       DRAVO CORPORATION (PARENT COMPANY)
          Schedule III - Condensed Financial Information of Registrant
                                 Balance Sheets

(In thousands)                                           December 31,
                                                        1993      1992
                                                      --------  --------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
 Accounts payable                                     $  1,529  $  4,448
 Accrued insurance                                       1,197     1,482
 Accrued retirement contribution                         2,101       476
 Accrued loss on leases - discontinued operations        2,448     2,779
 Net liabilities of discontinued operations              2,006     6,949
 Other current liabilities                                 246       679
                                                      --------  --------

    Total current liabilities                            9,527    16,813

Advances from affiliates                                96,041    98,980
Accrued loss on leases - discontinued
 operations                                              7,854     9,133
Net liabilities of discontinued operations              14,276        --

Other liabilities                                        2,548     2,772

Redeemable preference stock:
 Par value $1, issued 200,000 shares: Series D,
  cumulative, convertible, exchangeable
  (entitled in liquidation to $20.0 million)            20,000    20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870 shares: Series B, $2.475 cumulative,
  convertible, issued 32,386 and 35,386 shares
  (entitled in liquidation to $1.8 million
  and $1.9 million);                                        32        35
  Series D, reported above
 Common stock, par value $1, authorized 35,000,000
  shares; issued 14,967,824 and 14,945,476
  shares                                                14,968    14,945
 Other shareholders' equity                             74,539    79,970
                                                      --------  --------

  Total shareholders' equity                            89,539    94,950
                                                      --------  --------

    Total liabilities and shareholders' equity        $239,785  $242,648
                                                      ========  ========



See accompanying notes to financial statements.

                      DRAVO CORPORATION (PARENT COMPANY)
          Schedule III - Condensed Financial Information of Registrant
                            Statements of Operations

                                                Years ended December 31,
(In thousands)                                 1993       1992       1991
                                             ---------  ---------  ---------
General and administrative
 expenses                                    $ (1,046)   $(1,750)  $   (491)
Interest expense                                   --         --         --
Interest income                                    49         60         72
                                             --------    -------   --------

Loss from continuing operations
 before taxes, affiliate earnings
 and extraordinary item                          (997)    (1,690)      (419)
Income tax benefit (provision)                 27,834        448        (60)
                                             --------    -------   --------

Earnings (loss) from continuing
 operations before affiliate earnings
 and extraordinary item                        26,837     (1,242)      (479)
Equity in affiliate earnings                    8,565     11,560     12,729
                                             --------    -------   --------

Earnings from continuing operations
 before extraordinary item                     35,402     10,318     12,250
Loss from discontinued operations, net
 of income tax benefit of $0 and $3,568       (35,303)        --    (38,537)
Extraordinary item                                 --      1,573         --
                                             --------    -------   --------

Net earnings (loss) before cumulative
 effect of change in accounting principle          99     11,891    (26,287)

Cumulative effect of change in
 accounting for income taxes                     (276)        --         --
                                             --------    -------   --------

Net earnings (loss)                          $   (177)   $11,891   $(26,287)
                                             ========    =======   ========



See accompanying notes to financial statements.

                      DRAVO CORPORATION (PARENT COMPANY)

          Schedule III - Condensed Financial Information of Registrant
                            Statements of Cash Flows

(In thousands)                                     Years ended December 31,
                                                  1993       1992       1991
                                                ---------  ---------  ---------
Cash flows from operating activities:
- -------------------------------------
Earnings from continuing operations             $ 35,402   $ 10,318   $ 12,250
Adjustments to reconcile earnings from
 continuing operations to net cash provided
 (used) by continuing operations activities:
  Depreciation and amortization                       13         14         46
  Equity in earnings of affiliates                (8,565)   (11,560)   (12,729)
  Cumulative effect of change in accounting
   principle for income taxes                       (276)        --         --
  Changes in assets and liabilities:
   Decrease (increase) in accounts
    receivable                                       691     (1,245)       259
   Decrease in notes receivable                       --        450        241
   Decrease (increase) in deferred income
    tax benefits                                  (6,828)     2,631      2,360
   Decrease (increase) in other current
    assets                                           334       (160)      (361)
   Decrease (increase) in other assets            (1,159)       743     (3,579)
   Increase (decrease) in accounts payable
    and accrued expenses                          (2,012)    (5,715)       875
   Decrease in other liabilities                    (224)       (26)    (1,441)
                                                --------   --------   --------

Net cash provided (used) by continuing
 operations activities                            17,376     (4,550)    (2,079)

Loss from discontinued operations                (35,303)        --    (38,537)
Increase (decrease) in net liabilities of
 discontinued operations                          21,647    (15,009)    35,502
Proceeds from repayment of notes receivable
 from sale of discontinued operations              1,992      2,631         11
                                                --------   --------   --------

Net cash used by discontinued operations
 activities                                      (11,664)   (12,378)    (3,024)

Extraordinary item                                    --      1,573         --
                                                --------   --------   --------

Net cash provided (used) by operating
 activities                                     $  5,712   $(15,355)  $ (5,103)



See accompanying notes to financial statements.

                      DRAVO CORPORATION (PARENT COMPANY)
          Schedule III - Condensed Financial Information of Registrant
                            Statements of Cash Flows

(In thousands)                                 Years ended December 31,
                                              1993       1992       1991
                                            ---------  ---------  ---------

Cash flows from investing activities:
- ------------------------------------
Increase (decrease) in advances from
 subsidiaries                                $(2,893)   $17,900    $(4,920)
Reduction to cash collateral account              --         --     20,506
Loan made in connection with lease
 termination                                      --         --     (8,000)
Other, net                                      (581)        39         24
                                             -------    -------    -------

Net cash provided (used) by investing
 activities                                   (3,474)    17,939      7,610


Cash flows from financing activities:
- ------------------------------------
Principal payments under long-term notes          --         --       (135)
Proceeds from issuance of common stock           101         63         68
Dividends paid                                (2,554)    (2,561)    (2,571)
                                             -------    -------    -------

Net cash used by financing activities         (2,453)    (2,498)    (2,638)

Net increase (decrease) in cash and cash
 equivalents                                    (215)        86       (131)
Cash and cash equivalents at beginning
 of year                                         252        166        297
                                             -------    -------    -------

Cash and cash equivalents at end of year     $    37    $   252    $   166
                                             =======    =======    =======



See accompanying notes to financial statements.

                      DRAVO CORPORATION (PARENT COMPANY)
          Schedule III - Condensed Financial Information of Registrant
                         Notes to Financial Statements


Notes 1 through 3, 5 through 14 and 16 to Dravo Corporation's Consolidated Financial Statements have relevance to the parent company financial statements and should be read in conjunction therewith.

Note 1:  Commitments

There was no continuing operations rental expense for 1993, 1992 or 1991. The minimum future rentals under noncancelable operating leases and minimum future rental receipts from subleases to third parties as of December 31, 1993 are indicated in the table below. Of the $19.4 million net minimum payments, $10.1 million has been expensed in connection with discontinued operations.


            (In thousands)
                1994                              $ 10,521
                1995                                10,659
                1996                                10,800
                1997                                10,946
                1998                                 3,695
                After 1998                              --
                                                  --------

                Total minimum payments required     46,621
                Less: Minimum sublease rental
                         receipts                  (27,194)
                                                  --------

                Net minimum payments              $ 19,427
                                                  ========

Note 2:  Income Taxes

The company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) effective January 1, 1993. The cumulative effect of this change in accounting for income taxes of $276,000 is determined as of January 1, 1993 and is reported separately in the Statements of Operations for the year ended December 31, 1993. Prior years financial statements have not been restated to apply the provisions of SFAS 109.

Dravo Corporation files a consolidated federal income tax return which includes the parent and consolidated subsidiaries. Dravo Corporation parent company financial statements recognize current income tax benefits to the extent the benefits are offset by current income tax liabilities of the consolidated subsidiaries. Long-term deferred income tax benefits are recognized to the extent that it is more likely than not that the company will generate sufficient consolidated taxable income to utilize net operating loss carryforwards prior to their expiration.

The income tax benefit for the year ended December 31, 1993 is comprised of the following:

(In thousands)
Benefit to offset liabilities of subsidiaries  $ 2,981
Change in net deferred tax asset                24,853
                                               -------
                                               $27,834
                                               =======

Deferred income taxes of $13.9 million at December 31, 1992 represent deferred benefits offsetting deferred income tax liabilities of the consolidated subsidiaries. Concurrent with the implementation of SFAS 109, this amount was reclassified from deferred income taxes to advances from affiliates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are as follows:

(In thousands)
Deferred tax assets:
 Provision for discontinued operations                 $ 9,039
 Accounts receivable, principally due
  to allowance for doubtful accounts                       126
 Net operating loss carryforwards                       59,313
 Investment tax credit carryforwards                     1,748
 Other                                                   2,087
                                                       -------

  Total gross deferred tax assets                       72,313
  Less valuation allowance                              44,813
                                                       -------

  Net deferred tax assets after valuation allowance     27,500

Deferred tax liabilities:
 Pension accrual                                         2,647
                                                       -------

  Total gross deferred tax liabilities                   2,647
                                                       -------

  Net deferred tax asset                               $24,853
                                                       =======

Management believes it is more likely than not that the net deferred tax asset of $24.9 million will be realized through the reversal of temporary differences and through its subsidiaries future income. In order to fully realize the net deferred tax asset, the parent company and its subsidiaries will need to generate future taxable income of approximately $73.2 million prior to the expiration of its net operating loss carryforwards. There can be no assurance, however, that the parent, or its subsidiaries, will generate any earnings or any specific level of continued earnings.

NOTE 3:  DIVIDENDS
- ------------------

Cash dividends paid to the registrant for the respective years ended December
31:

(In thousands)
                                    1993      1992      1991
                                    ----      ----      ----
Consolidated affiliates             $ -0-     $ -0-     $ -0-
50 percent or less owned companies
accounted for by the equity method   586       612       405

                      DRAVO CORPORATION AND SUBSIDIARIES

                   Schedule V - Property, Plant and Equipment

                 Years Ended December 31, 1993, 1992, and 1991

(In thousands)
- ------------------------------------------------------------------------
         Column A                          Column B            Column C
- ------------------------------------------------------------------------
                                           Balance at
                                           beginning           Additions
       Classification                      of period           at cost
- ------------------------------------------------------------------------
Year ended December 31, 1993
- ----------------------------

 Land                                      $ 23,525             $   236
 Mine development                             7,959                 189
 Buildings and improvements                  25,804                 512
 Floating equipment (towboats,
  dredges and barges, etc.)                  39,026                 884
 Machinery and other equipment              208,363              11,825
                                           --------             -------

    Totals                                 $304,677             $13,646
                                           ========             =======

Year ended December 31, 1992
- ----------------------------

 Land                                      $ 22,690             $   866
 Mine development                             7,364                 595
 Buildings and improvements                  27,091               1,490
 Floating equipment (towboats,
  dredges and barges, etc.)                  48,745               1,130
 Machinery and other equipment              208,309               4,373
                                           --------             -------

    Totals                                 $314,199             $ 8,454
                                           ========             =======

Year ended December 31, 1991
- ----------------------------

 Land                                      $ 22,873             $     5
 Mine development                             7,364                  --
 Buildings and improvements                  19,497                 667
 Floating equipment (towboats,
  dredges and barges, etc.)                  52,306               4,383
 Machinery and other equipment              202,887              14,014
                                           --------             -------

    Totals                                 $304,927             $19,660
                                           ========             =======

                      DRAVO CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1993, 1992, and 1991

(In thousands)
- -----------------------------------------------------------------------------
      Column A                    Column D      Column E        Column F
- -----------------------------------------------------------------------------
                                                Other changes
                                                add (deduct)    Balance at
   Classification                 Retirements   describe        end of period
- -----------------------------------------------------------------------------
Year ended December 31, 1993
- ----------------------------

 Land                               $    88      $    --          $ 23,673
 Mine development                        --           --             8,148
 Buildings and improvements           1,467       (2,019)(1)        22,830
 Floating equipment (towboats,
  dredges and barges, etc.)           3,578          640 (1)        36,972
 Machinery and other equipment        1,368        1,379 (1)       220,199
                                    -------      -------          --------

     Totals                         $ 6,501      $    --          $311,822
                                    =======      =======          ========

Year ended December 31, 1992
- ----------------------------

 Land                               $    31      $    --          $ 23,525
 Mine development                        --           --             7,959
 Buildings and improvements             337       (2,440)(3)        25,804
 Floating equipment (towboats,
  dredges and barges, etc.)          11,025          176 (3)        39,026
 Machinery and other equipment        6,992        2,673 (3)       208,363
                                    -------      -------          --------

     Totals                         $18,385      $   409          $304,677
                                    =======      =======          ========

Year ended December 31, 1991
- ----------------------------

 Land                               $   188      $    --          $ 22,690
 Mine development                        --           --             7,364
 Buildings and improvements             667        3,371 (1)        27,091
 Floating equipment (towboats,
  dredges and barges, etc.)           4,383           71 (1)        48,745
 Machinery and other equipment        4,748       (3,844)(1),(2)   208,309
                                    -------      --------         --------

     Total                          $ 9,986      $   (402)        $314,199
                                    =======      ========         ========

(1)  Transfers between accounts.

(2)  $402 represents the establishment of a shell dredging equipment reserve.

(3) $402 represents the write-off of shell dredging equipment against the reserve. The remaining $7 is an adjustment of asset value.

                      DRAVO CORPORATION AND SUBSIDIARIES

             Schedule VI - Accumulated Depreciation, Depletion and
                 Amortization of Property, Plant and Equipment

                 Years Ended December 31, 1993, 1992, and 1991

(In thousands)
- -------------------------------------------------------------------
         Column A                     Column B    Column C
- -------------------------------------------------------------------
                                      Balance at  Additions charged
                                      beginning   to costs
       Classification                 of period   and expenses
- -------------------------------------------------------------------
Year ended December 31, 1993
- ----------------------------

 Land                                   $  6,182      $   422
 Mine development                          5,427          448
 Buildings and improvements               16,160        1,034
 Floating equipment (towboats,
  dredges and barges, etc.)               32,616        1,599
 Machinery and other equipment           129,428       14,482
                                        --------      -------

    Totals                              $189,183      $17,985
                                        ========      =======

Year ended December 31, 1992
- ----------------------------

 Land                                   $  5,722      $   460
 Mine development                          5,006          421
 Buildings and improvements               16,272        1,023
 Floating equipment (towboats,
  dredges and barges, etc.)               38,406        1,893
 Machinery and other equipment           120,282       14,798
                                        --------      -------

    Totals                              $185,688      $18,595
                                        ========      =======

Year ended December 31, 1991
- ----------------------------

 Land                                   $  5,187      $   542
 Mine development                          4,534          472
 Buildings and improvements               14,482          815
 Floating equipment (towboats,
  dredges and barges, etc.)               40,373        2,061
 Machinery and other equipment           112,412       13,824
                                        --------      -------

    Totals                              $176,988      $17,714
                                        ========      =======

                      DRAVO CORPORATION AND SUBSIDIARIES

             Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment (continued)

                 Years Ended December 31, 1993, 1992, and 1991

(In thousands)
- ----------------------------------------------------------------------------
      Column A                     Column D     Column E      Column F
- ----------------------------------------------------------------------------
                                                Other changes
                                                add (deduct)  Balance at
   Classification                  Retirements  describe      end of period
- ----------------------------------------------------------------------------
Year ended December 31, 1993
- ----------------------------

 Land                                $    --     $    --        $  6,604
 Mine development                         --          --           5,875
 Buildings and improvements            1,420        (399)(1)      15,375
 Floating equipment (towboats,
  dredges and barges, etc.)            3,219         560 (1)      31,556
 Machinery and other equipment         1,305        (161)(1)     142,444
                                     -------     -------        --------

     Totals                          $ 5,944     $    --        $201,854
                                     =======     =======        ========

Year ended December 31, 1992
 ---------------------------

 Land                                $    --     $    --        $  6,182
 Mine development                         --          --           5,427
 Buildings and improvements              307        (828)(2)      16,160
 Floating equipment (towboats,
  dredges and barges, etc.)            7,761          78 (2)      32,616
 Machinery and other equipment         6,405         753 (2)     129,428
                                     -------     -------        --------

     Totals                          $14,473     $     3        $189,813
                                     =======     =======        ========

Year ended December 31, 1991
- ----------------------------

 Land                                $     7     $    --        $  5,722
 Mine development                         --          --           5,006
 Buildings and improvements              620       1,595 (1)      16,272
 Floating equipment (towboats,
  dredges and barges, etc.)            4,028          --          38,406
 Machinery and other equipment         4,359      (1,595)(1)     120,282
                                     -------     -------        --------

     Total                           $ 9,014     $    --        $185,688
                                     =======     =======        ========

(1)  Transfers between accounts.

(2)  $3 is an adjustment of asset value.

                      DRAVO CORPORATION AND SUBSIDIARIES

                      Schedule IX - Short-term Borrowings

                 Years Ended December 31, 1993, 1992, and 1991

(In thousands)
- -------------------------------------------------------------------
   Column A                      Column B          Column C
- -------------------------------------------------------------------
  Category of                                      Weighted average
  aggregate                      Balance           interest rate
  short-term                     at end            at end of
  borrowings                     of period         period
- -------------------------------------------------------------------
Year ended December 31, 1993
- ----------------------------

 Payable to banks
 and other financial
 institutions                    $    --                  --


Year ended December 31, 1992
- ----------------------------

 Payable to banks
 and other financial
 institutions                    $    --                  --


Year ended December 31, 1991
- ----------------------------

 Payable to banks
 and other financial
 institutions                    $    --                  --

                      DRAVO CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1993, 1992, and 1991

 (In thousands)
- -------------------------------------------------------------------------------
     Column A                  Column D        Column E        Column F
- -------------------------------------------------------------------------------
    Category of                Maximum amount  Average amount  Weighted average
    aggregate                  outstanding     outstanding     interest rate
    short-term                 during the      during the      during the
    borrowings                 period          period          period
- -------------------------------------------------------------------------------
Year ended December 31, 1993
- ----------------------------

 Payable to banks
 and other financial
 institutions                   $    --         $    --              --


 Payable to banks
 and other financial
 institutions                   $    --         $    --              --


 Payable to banks
 and other financial
 institutions                   $55,000         $49,840 (1)        8.57% (2)

  (1) Calculated by dividing the aggregate short-term borrowings by total number of days in the year.

  (2) Calculated by dividing the average aggregate short-term borrowings into the related interest expense for the year.

                      DRAVO CORPORATION AND SUBSIDIARIES

            Schedule X - Supplementary Income Statement Information

                  Years ended December 31, 1993, 1992 and 1991

(In thousands)
- --------------------------------------------------------------------
             Column A                               Column B
- --------------------------------------------------------------------
                                                Charged to costs
                                                   and expenses
               Item                         1993      1992    1991
- --------------------------------------------------------------------
1.  Maintenance and repairs                $34,583  $35,266  $39,242

2.  Depreciation and amortization
     of intangible assets, preoperating
     costs and similar deferral (1)             --       --       --

3.  Taxes (other than payroll
     and income)                             4,201    3,880    3,949

4.  Royalties                                2,480    2,585    4,219

5.  Advertising costs (1)                       --       --       --



(1) Does not exceed 1% of consolidated revenues in 1993, 1992 or 1991.

                                 EXHIBIT INDEX

     Exhibit                                                           Page No.
     -------                                                           --------
4. Instruments Defining the Rights of Security Holders,
   Including Indentures

     (xii)  Second Amendment, dated March 7, 1994, to the                1-3
            Override Agreement dated January 21, 1992.


     (xiii) First Amendment, dated March 7, 1994, to the                 4-9
            Amended and Restated Revolving Credit Agreement
            dated January 21, 1992.


     (xiv)  Four copies of the First Amendment To Revolving            10-17
            Note (one each for The Prudential Insurance
            Company of America, First Alabama Bank, PNC Bank,
            N.A. and Continental Bank N.A.), dated March 7,
            1994, to the Amended and Restated Revolving Credit
            Agreement dated January 21, 1992.


10. Material Contracts

     (vii)  Agreement dated June 1, 1993 between Dravo Corporation      1-15
            and C. A. Torbert, Jr.

    (viii)  Agreement dated June 1, 1993 between Dravo Corporation     16-30
            and Ernest F. Ladd III.

      (ix)  Agreement dated June 1, 1993 between Dravo Corporation     31-45
            and Carl A. Gilbert.

       (x)  Agreement dated June 1, 1993 between Dravo Corporation     46-60
            and H. Donovan Ross.

      (xi)  Agreement dated June 1, 1993 between Dravo Corporation     61-75
            and John R. Major.

11. Statement RE Computation of Per Share Earnings                      1, 2

13. 1993 Annual Report                                                  8-33

21. Subsidiaries of the Registrant                                         1

23. Consent of Experts and Counsel                                         1

24. Powers of Attorney                                                  1-12