Form 10-Q
period 1994-03-31
DRAVO CORP
filed 1994-05-13
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For Quarter Ended:  March 31, 1994

Commission File Number:  1-5642


                              DRAVO CORPORATION
           (Exact name of registrant as specified in its charter)

           Pennsylvania                                  25-0447860
(State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization)                      identification no.)


One Oliver Plaza, Pittsburgh, Pennsylvania                 15222
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:        (412) 566-3000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1994:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,858,035

                     DRAVO CORPORATION AND SUBSIDIARIES

                                    INDEX



PART I - FINANCIAL INFORMATION


                                                                  Page No.

      Consolidated Balance Sheets at March 31, 1994
      and December 31, 1993                                         3, 4

      Consolidated Statements of Operations for the
      Quarters ended March 31, 1994 and 1993                          5

      Consolidated Statements of Cash Flows for the
      Quarters ended March 31, 1994 and 1993                        6, 7

      Notes to Consolidated Financial Statements                   8 - 15

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            16


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                     17

      Item 6.  Exhibits and Reports on Form 8-K                      17


SIGNATURES                                                           18

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                   March 31,     December 31,
                                                     1994            1993
                                                  (unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                         $  1,268        $    808
 Accounts receivable, net                            40,504          44,225
 Notes receivable, net                                3,207           3,318
 Inventories                                         55,695          57,536
 Other current assets                                 5,737           2,417

  Total current assets                              106,411         108,304

Advances to and equity in joint ventures              4,611           4,348
Notes receivable                                      6,489           6,870
Other assets                                         20,167          17,729
Deferred tax asset                                   24,853          24,853

Property, plant and equipment                       314,193         311,822
Less: accumulated depreciation and
 amortization                                       203,422         201,854

  Net property, plant and equipment                 110,771         109,968

    Total assets                                   $273,302        $272,072




















See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                   March 31,     December 31,
                                                     1994            1993
                                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes                $  4,486        $  4,488
 Accounts payable - trade                            28,770          28,622
 Income taxes                                            --              23
 Accrued insurance                                    4,569           3,049
 Accrued retirement contribution                      2,659           2,101
 Net liabilities of discontinued operations           1,354           2,006
 Accrued loss on leases - discontinued
  operations                                          2,399           2,448
 Other current liabilities                            6,853           6,113

  Total current liabilities                          51,090          48,850

Long-term notes                                      92,006          88,520
Other liabilities                                     3,092           3,033
Net liabilities of discontinued operations           13,493          14,276
Accrued loss on leases - discontinued
 operations                                           7,328           7,854

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 31,386 and 32,386 shares
  (entitled in liquidation to $1.7 million and
  $1.8 million);                                         31              32
  Series D, reported above
 Common stock, par value $1, authorized
  35,000,000 shares; issued 14,974,040
  and 14,967,824                                     14,974          14,968
 Other capital                                       63,278          63,260
 Retained earnings                                    9,850          13,119
 Treasury stock at cost: Common shares - 119,221     (1,840)         (1,840)

 Total shareholders' equity                          86,293          89,539

 Total liabilities and shareholders' equity        $273,302        $272,072

 See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)

                                                    Quarters ended March 31,
                                                      1994            1993

Revenue                                            $ 57,681        $ 61,811

Cost of revenue                                      50,107          51,514

    Gross profit                                      7,574          10,297

Selling, general and administrative expenses          7,479           7,943

    Earnings from operations                             95           2,354

Other income (expense):
 Equity in earnings of joint ventures                   337              48
 Other income                                           406              50
 Interest income                                        132             307
 Interest expense                                    (2,241)         (2,339)

    Net other expense                                (1,366)         (1,934)

Earnings (loss) before taxes                         (1,271)            420
Provision for income taxes                               --              29

Earnings (loss) before cumulative effect of
 accounting change                                   (1,271)            391
Cumulative effect of accounting change, net
 of tax                                              (1,361)             --

Net earnings (loss)                                  (2,632)            391

Preference dividends                                    637             639

Net loss available for common stock                $ (3,269)       $   (248)

Loss per share:
 Operations                                        $  (0.13)       $  (0.02)
 Cumulative effect of accounting change               (0.09)             --

    Total                                          $  (0.22)       $  (0.02)

Weighted average shares outstanding                  14,852          14,826





See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)

                                                    Quarters ended March 31,
                                                      1994            1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                $ (2,632)       $    391
Adjustments to reconcile net earnings (loss)
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                       4,417           4,489
  Cumulative effect of accounting change              1,361              --
  Gain on sale of assets                               (406)            (50)
  Equity in joint ventures                             (263)           (500)
  Changes in assets and liabilities:
   Decrease in accounts receivable                    3,721           1,502
   Decrease in notes receivable                          92              37
   Decrease in inventories                            1,841           2,118
   Increase in other current assets                  (3,320)         (1,426)
   Increase (decrease) in accounts payable
    and accrued expenses                              2,943          (5,235)
   Increase in other assets                          (2,438)         (1,572)
   Increase (decrease) in other liabilities          (1,302)             98

Net cash provided (used) by continuing
 operations activities                                4,014            (148)

Decrease in net liabilities of discontinued
 operations                                          (2,010)         (2,704)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                   400             792

Net cash used by discontinued operations
 activities                                          (1,610)         (1,912)

Net cash provided (used) by operating
 activities                                           2,404          (2,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                           652             110
 Additions to property, plant and equipment          (5,466)         (1,192)
 Other, net                                               1              --

Net cash used by investing activities              $ (4,813)       $ (1,082)





See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)

                                                    Quarters ended March 31,
                                                      1994            1993

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $  4,000        $  5,600
 Principal payments under long-term notes              (517)           (499)
 Proceeds from long-term notes                           --             (84)
 Proceeds from issuance of common stock                  23              --
 Dividends on preference stock                         (637)           (639)

Net cash provided by financing activities             2,869           4,378

Net increase in cash and cash equivalents               460           1,236

Cash and cash equivalents at beginning of
 period                                                 808             970

Cash and cash equivalents at end of period         $  1,268         $ 2,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)             $  2,237         $ 2,264
  Income tax                                             77             228























See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Dravo Corporation and its majority-owned subsidiaries (the company). Significant intercompany balances and transactions have been eliminated in the consolidation process.

These unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring accruals, which management considers necessary for a fair presentation of the company's consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain reclassifications of previously reported balances have been made to conform to the current period's presentation.

(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                                   March 31,    December 31,
                                                     1994           1993

         Finished goods                             $38,574        $40,660
         Work in process                              2,785          3,092
         Materials and supplies                      14,336         13,784

         Net inventories                            $55,695        $57,536

Inventories are valued at average production cost or market, whichever is lower. The cost of products produced includes raw materials, direct labor, and operating overhead.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(3)  Contingent Liabilities

The company has been notified by the Federal Environmental Protection Agency (EPA) that the EPA believes the company is a potentially responsible party (PRP) for the clean-up of soil and groundwater contamination at three subsites in Hastings, Nebraska, one of the EPA's priority sites for taking remedial action under the Comprehensive
Environmental Response, Compensation and Liability Act (CERCLA).

At one of these subsites, a municipal landfill, the company, after a limited investigation, has determined that it believes it disposed of no hazardous substances at the particular site and has so informed the EPA. On December 31, 1991, the EPA sent a formal demand to the company as well as other PRPs at this subsite demanding that they reimburse the EPA for already incurred response costs in the amount of $1.2 million, and requesting that the PRPs submit a good faith proposal to perform soil and groundwater remediation at this subsite. The company has rejected the EPA's demand and decided not to submit the offer requested by the EPA.
No PRP at this subsite has agreed to pay the EPA's response costs. As a result, statutory interest is being added to the EPA's response costs. Other PRPs, including the local municipality, have agreed to perform the remedial investigation and to design soil and groundwater remediation remedies at this subsite, but no party has agreed to conduct the remediation.

At the second subsite, the company, again after a limited investigation, concluded that release of contaminants from this subsite is not sufficient to warrant the taking of remedial action. In January, 1994 the EPA sent a specific notice to the company that the EPA considered it and three other parties PRPs at this subsite. The letter invited the company and the other PRPs to make an offer to conduct a remedial investigation and feasibility study (RI/FS) of this subsite and stated that the EPA was in the process of preparing a workplan for the RI/FS.

With respect to the third subsite, the company, along with one other PRP, has been served with administrative orders directing it to undertake soil remediation and interim groundwater remediation at that subsite. The company is currently complying with these orders while reserving its right to seek reimbursement from the United States for its costs if it is determined it is not liable for response costs or if it is required to incur costs because of arbitrary, capricious or unreasonable requirements imposed by the EPA. The issuance of the order concerning interim groundwater remediation followed many months of unresolved negotiations with the EPA, the other PRP and the company's insurers with respect to the EPA's demands that the company and the other PRP either finance or voluntarily undertake the interim groundwater remediation as well as their liability to complete the soil remediation and to pay for past response costs. The EPA has taken no legal action with respect to its demand that the company and the other PRP pay its past response costs. A third PRP has been notified by the EPA that the EPA regards it as potentially liable

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

under Section 107(a) of CERCLA for costs the EPA has incurred or will incur in responding to the release and threat of release at this subsite. A total of five parties have been named by the EPA as PRPs at this subsite.

A contribution claim related to this subsite against two of the PRPs was dismissed by the Nebraska District Court after they entered a de minimis settlement with the EPA providing for, among other things, contribution protection in return for access to their property. The Eighth Circuit Court of Appeals recently affirmed the dismissal. The de minimis settlement agreement does provide for the loss of contribution protection if evidence is developed that these two PRPs contributed to contamination at this subsite. The company has decided not to pursue this matter further because it has concluded it may be able to utilize "reopener" provisions in the de minimis settlement agreement to obtain withdrawal of contribution protection from those other PRPs if the company is able to provide the EPA with information which demonstrates that these PRPs were responsible for disposing of hazardous substances at the subsite.

The company may proceed against other parties at the subsite who have not been named by the EPA as PRPs or who have not contributed to the company's cost in complying with the EPA's administrative orders.

The company, along with other PRPs from various other subsites, has recommended that the EPA adopt area-wide institutional controls as the permanent remedy at the site. No formal response to this proposal has been received by the PRPs.

The company notified its primary and excess general liability insurance carriers of the claims by the EPA at the first and third subsites. Although one primary carrier agreed to pay for a part of the company's defense, it has not done so and has refused to pay for expenses the company has already incurred. The company's other primary carrier has declined coverage altogether. On August 10, 1992 the company filed suit in the Alabama District Court against its primary liability insurance carriers seeking a declaratory judgment that the company is entitled to a defense and indemnity under its contracts of insurance (including certain excess policies provided by one of the primary carriers). This complaint is limited to the EPA's claims at the third subsite. The suit has been amended to include as a defendant the excess liability carrier of the company's predecessor at the site. An investigation of the coverage provided by the primary carrier of the company's predecessor is also underway. An award of punitive damages is being sought against two of these carriers for their bad faith in failing to investigate the company's claim and/or denying the company's claim. The case is proceeding in accordance with a case management order issued by the District Court Magistrate assigned to handle pretrial matters. The company has notified its primary and excess general liability carrier, as well as the excess carrier of its predecessor, of the receipt of its notice of potential liability at the second subsite.

                   DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

Estimated total cleanup costs, including capital outlays and future maintenance costs for soil and groundwater remediation of approximately $17 million, are based on independent engineering studies. The company has assumed that it will participate in 33 percent of the costs.

Included in the discontinued operations provision is the company's estimate of its share of the likely cost of soil and groundwater remediation at these three subsites. The company's estimated share of the costs is based on its assessment of the total cleanup costs, its potential exposure, and the viability of other named PRPs.

On May 27, 1993 the company was also notified by the EPA that the company might be liable for costs incurred by the United States in responding to a release or threatened release of hazardous substances at a non-operating research facility in Golden, Colorado. The notice, which was received without any advance indication that the EPA regarded the company as a potentially liable party, gave the company seven days to express its intent to conduct or participate in actions at the site.

The company, whose engineering and construction division dealt with the research facility on specific projects from 1968 to 1980, is one of about ninety non-governmental former clients of the research facility to receive such notices. The United States has indicated it also regards a state educational institution associated with the research facility and various federal agencies as potentially liable for the clean-up.

On June 8, 1993 the company responded to the EPA's notice of potential liability by stating that it does not believe it is a responsible party at the site. The company has also declined to participate in remedial actions at the site. In December, 1993, the company received a Waste-In list for this subsite and Notice of Planned De Minimis Settlement Offer for Eligible Parties Associated with the Subsite. On the basis of the alleged volumetric contribution of waste attributed to the company by the EPA, the company believes it will be offered a de minimis settlement at this subsite.

There are no reliable estimates of the cost of remediation at this site.

The company has notified its insurance carriers of its receipt of the EPA's notice of potential liability. The company's primary carriers have notified the company of their intent to investigate the company's claim, requested additional information and reserved all of their rights and defenses.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

In 1990, the company filed an action now pending in Luzerne County, Pennsylvania alleging breach of contract and unjust enrichment arising out of the termination of a Turnkey Construction Contract for the Hazleton Gasification Facility Expansion. The suit named as defendants Continental Energy Associates (CEA), the project owner, Continental Cogeneration Corporation (CCC), the general partner of CEA, and Swiss Bank Corporation, the project lender. CEA and CCC filed a separate suit against the company which, as amended, seeks damages for breach of contract, negligent design and construction, negligent misrepresentation, fraud and tortious interference with the contract of surety. The two suits, along with a third action commenced by CEA and CCC against the company's surety, the Insurance Company of North America, have been consolidated. Documents produced by CEA and CCC during the course of discovery allege claims at an amount from approximately $10 million to approximately $35 million. However, the construction contract contains a provision limiting damages to the value of the contract (a net of approximately $10 million) which the company would seek to have specifically enforced. The company continues to vigorously assert its claims and to deny any liability.

The company filed an action in 1981 to collect on a promissory note issued by Meladuras Portuguesa, C.A. (Melaport) and its principal, Alberto Caldera (Caldera). In 1985, Melaport and Caldera filed a counterclaim for damages alleging the company breached a contract between Melaport and the company relating to engineering and procurement services rendered between 1973 and 1978 for a sugar cane processing facility. A local Venezuelan court ruled partially in favor of Melaport's counterclaim. The ruling was upheld by a Venezuelan appeals court on September 25, 1992 and by the Venezuelan Supreme Court on June 8, 1993. The court ruling does not specify damages to be paid but does identify certain categories of damages to which Caldera and Melaport are entitled: (1) the losses suffered by Melaport from the time it commenced operations in 1974 to 1978; (2) the value of certain equipment and other assets which had been pledged by Melaport to secure borrowing in connection with the project; (3) the value of approximately 540 acres of land which a corporation controlled by Caldera had mortgaged to secure the borrowings. The amount of damages in these three categories will be established by an appraisal process conducted by the trial court. Damages will be adjusted for inflation since the counterclaim was filed in 1985 and for interest at 12 percent per year.

While the opposing counsel has asserted that the damages are in excess of $35 million, the company at this time cannot predict the result of the appraisal proceedings. The company has no assets in Venezuela and will challenge the enforcement in the United States if a judgment is finally issued by the Venezuelan courts. On November 2, 1993, the company filed suit against Melaport and Caldera in the United States District court for the Western District of Pennsylvania, seeking an injunction and a declaratory judgment with respect to the proceedings in Venezuela. The

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

company is requesting a determination that any judgment in the Venezuelan proceedings is not enforceable against the company and is also seeking indemnification for all costs, expenses, losses and damages incurred and which may be incurred by the company in the Venezuelan proceedings and the costs and expenses of the United States District Court action. On February 25, 1994, Melaport and Caldera filed a motion asking the Court to dismiss the suit based on the lack of personal jurisdiction over the defendants and based on the doctrines of forum non conveniens, res judicata and judicial estoppel. It also asked the Court to dismiss, as premature, the company's demand for injunction and declaratory relief.
If the ruling of the Venezuelan Courts is successfully enforced against the company in the United States, the liability would be material to the company.

If these lawsuits, claims and assertions, discussed above, are sustained against the company, material charges would be recorded in the company's financial statements. However, in some instances, it is not possible to determine the outcome of these matters or to estimate with any degree of certainty the range of potential costs which may be involved. In other instances, based upon the knowledge the company has of these lawsuits, claims and assertions, management believes the ultimate disposition of these matters will not result in material charges to earnings in excess of amounts recorded in the financial statements.

Other claims and assertions made against the company, will be resolved, in the opinion of management, without material additional charges to earnings.

The company has asserted claims, both in lawsuits and in administrative proceedings for contract adjustments under various contracts, which management believes to be meritorious, but no estimate can be made at present of the timing or the amount of recovery.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(4)  Discontinued Operations

In December, 1987, Dravo's Board of Directors approved a major restructuring program which concentrated the company's future direction exclusively on opportunities involving its natural resources business. The plan included the sale or other disposition of the former Engineering and Construction segment.

In 1985, the company contracted with a governmental authority to design, construct and operate a resource recovery facility in Long Beach, California. A dispute arose with the authority as to whether the design and construction contract was, in fact, properly completed and whether certain retainers and escrows were owed to the company. The company's sale of its contractual interest to operate the Long Beach resource recovery facility spawned a lawsuit filed by the purchaser seeking to avoid payments of the purchase price. In March 1994, the company reached a Settlement Agreement with the facility's owner and its operator that resolved all litigation between the parties. The Settlement Agreement has been approved by the United States District Court for the Central District of California. The payments the company will make under the terms of the settlement are identical to the Memorandum of Intent discussed in Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in the company's 1993 Form 10-K. The estimated present value of the payments, or $4.7 million, is included in the discontinued operations provision.

No provision has been made, except as noted, for the ultimate outcome of the matters in litigation which are disclosed in Note 3: Contingent Liabilities, because the outcome of these matters cannot be predicted or reasonably estimated. A ruling by the courts or a settlement of the disputes that is adverse to Dravo's position, or other unforeseen developments, could require a future additional provision for losses on discontinued operations.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(4)  Discontinued Operations (continued)

The remaining assets and liabilities at March 31, 1994 and December 31, 1993 of the discontinued operations relate to certain remaining unresolved construction contracts, accrued losses on leases and various insurance, environmental, and other matters associated with exiting the engineering and construction business and are presented below:

($ in 000's)                                   March 31,    December 31,
                                                 1994           1993
Current assets:
 Accounts and retainers receivable            $     24       $     23
 Other                                           3,512          3,512

   Total current assets                          3,536          3,535

 Accounts and retainers receivable                 444            472
 Other                                             309            309

   Total assets                               $  4,289       $  4,316

Current liabilities:
 Accounts and retainers payable               $    148       $    178
 Accrued loss on leases                          2,399          2,448
 Other                                           4,742          5,363

   Total current liabilities                     7,289          7,989

 Accounts and retainers payable                     24             45
 Accrued loss on leases                          7,328          7,854
 Other                                          14,222         15,012

   Total liabilities                          $ 28,863       $ 30,900

 Net liabilities and accrued loss
  on leases of discontinued operations        $(24,574)      $(26,584)

(5)  Change in Accounting Principle - Postemployment Benefits

The company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112) effective January 1, 1994. SFAS 112 requires accrual of the estimated cost of benefits provided by the employer to former or inactive employees, including their beneficiaries and covered dependents, after employment but before retirement. An after-tax charge of $1.4 million was recorded in the first quarter as a cumulative effect for a change in accounting principle to recognize the company's estimated liability for postemployment benefits covered by SFAS 112.

                     DRAVO CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Revenue for the quarter of $57.7 million was down $4.1 million, or nearly seven percent, from the same period last year. The lower revenue contributed to a loss before a cumulative change in accounting principle of $1.3 million versus a $391,000 profit last year. The first quarter is typically the weakest for the company in terms of revenue and profitability as a significant number of its customers are in the construction industry. This year's results were especially hard hit by the number and strength of winter storms which buffeted the company's Ohio River Valley aggregate and lime operations. In addition, a major electric utility customer had an unplanned outage for approximately seven weeks at one of its generating stations.

The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112) during the first quarter. A $1.4 million charge for the cumulative effect of a change in accounting principle was taken to recognize the company's liability under SFAS 112.

Changes in the company's balance sheet since December 31, 1993 are immaterial and are primarily seasonal fluctuations. Decreases in accounts receivable and inventories are typical as sales and production levels are low in the first quarter. Accounts payable levels at March 31, 1994 are higher than normal because of construction activity associated with a $62 million expansion at the company's Black River lime facility. The company is still negotiating the final terms of a leveraged operating lease to be used to finance the project. Finalization of the lease is expected in June. In the meantime, the company is financing the project through internally generated funds and has negotiated a temporary $10 million increase in its $59 million revolving credit/letter of credit facility. At March 31, 1994, $40.5 million of revolver debt and $10 million in letters of credit were borrowed against the credit facility.

In 1985, a discontinued unit of the company contracted with a governmental authority to design, construct and operate a resource recovery facility in Long Beach, California. In March, 1994, the company reached a Settlement Agreement with the facility's owner and its operator that resolved all litigation between the parties. The charge resulting from the settlement was recognized in the company's 1993 financial results.

The company is currently negotiating the extension of two long-term lime supply contracts that are approaching expiration. The company expects to lower the current sales price in exchange for contract extensions of 10 years or more. Future sales prices will be subject to escalation. The total income derived from extending the contracts will far outweigh the impact lower prices will have on profit margins. Successful extension of the contracts will assure operation of the company's Maysville facility at or near full production capacity well into the next decade.

                     DRAVO CORPORATION AND SUBSIDIARIES

                        PART II - Other Information

Item 1.  Legal Proceedings

On April 11, 1994, the U. S. District Court for the Central District of California issued an order approving the Settlement Agreement executed by the parties to the litigation involving the Southeast Resource Recovery Facility and dismissing with prejudice all claims, counter-claims, cross-claims and third party claims. Information concerning the settlement is set forth under the caption "Discontinued Operations" in the 1993 Annual Report to Shareholders which accompanied the December 31, 1993 Form 10-K of the company.



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                  Page No.

             The following is filed as an exhibit to Part I of
              this Form 10-Q:

               Exhibit No. 11 - Statement re computation of
                per share earnings.                                     19, 20

             The following is filed as an exhibit to Part II of
              this Form 10-Q:

               Exhibit No. 3 - Articles of Incorporation and By-laws.
                By-laws of the Registrant, as amended March 31, 1994,
                is filed herein under separate cover. (9 pages)          21

         (b) Reports on Form 8-K

             The company filed no Reports on Form 8-K for the quarter ended March 31, 1994.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               DRAVO CORPORATION
                                                 (Registrant)




Date:    May 11, 1994                    /s/ERNEST F. LADD III
                                         Ernest F. Ladd III
                                         Executive Vice President,
                                         Finance and Administration


Date:    May 11, 1994                    /s/LARRY J. WALKER
                                         Larry J. Walker
                                         Controller
                                         (Principal Accounting Officer)

Exhibit 11. Statement Re Computation of Per Share Earnings

(In 000's, except per share data)
                                                   Quarters ended March 31,
                                                     1994            1993
Primary
Earnings:
 Earnings (loss) before cumulative effect
  of accounting change                             $(1,271)        $   391
 Deduct dividends on preference stock                  637             639
 Loss before cumulative effect of accounting
  change applicable to common stock                 (1,908)           (248)
 Cumulative effect of accounting change             (1,361)             --

 Net loss applicable to common stock               $(3,269)        $  (248)

Shares:
 Weighted average number of common
  shares outstanding                                14,852          14,826
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the average market
  price for the period) (1)                             --              --
 Weighted average number of shares
  outstanding, as adjusted                          14,852          14,826

Primary loss per share:
 Operations                                        $ (0.13)        $ (0.02)
 Cumulative effect of accounting change              (0.09)             --

 Net loss per share                                $ (0.22)        $ (0.02)

Fully diluted
Earnings:
 Net earnings (loss)                               $(2,632)        $   391
 Deduct dividends on preference stock (2)              637             639
 Net loss applicable to common stock               $(3,269)        $  (248)

Shares:
 Weighted average number of common
  shares outstanding                                14,852          14,826
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the higher of the
  closing or the average market price
  for the period) (1)                                   --              --

 Weighted average number of shares
 outstanding, as adjusted                           14,852          14,826


(In 000's, except per share data)
                                                   Quarters ended March 31,
                                                     1994            1993

Fully diluted loss per share:
 Operations                                        $ (0.13)        $ (0.02)
 Cumulative effect of accounting change              (0.09)             --

 Net loss per share                                $ (0.22)        $ (0.02)

Additional Fully Diluted Computation (3)
Earnings:
 Net earnings (loss)                               $(2,632)        $   391

Shares:
 Weighted average number of common shares
  outstanding                                       14,852          14,826
 Dilutive effect of outstanding options and
  rights (as determined by the application of
  the treasury stock method at the higher of
  the closing or average market price for
  the period)                                           83              31
 Shares issuable from assumed exercise of
  convertible preference stock                       1,702           1,714

 Weighted average number of shares
  outstanding, as adjusted                          16,637          16,571

Fully diluted earnings (loss) per share            $ (0.16)        $  0.02



(1) The inclusion of outstanding options and rights in the computation would have an anti-dilutive effect on earnings per share.

(2) The inclusion of preference stock in the fully dilutive computation would have an anti-dilutive effect on earnings per share.

(3) This calculation is submitted in accordance with Securities Exchange Act of 1934, Regulation S-K, paragraph 229.601 (b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549




============================================================================



                                  Exhibit 3


                            Filed with Form 10-Q

                                     of

                              DRAVO CORPORATION


                        Commission file number 1-5642



============================================================================



                            For the Quarter Ended


                               March 31, 1994