Form 10-Q
period 1994-06-30
DRAVO CORP
filed 1994-08-12
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For Quarter Ended:  June 30, 1994

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1994:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,863,402

                     DRAVO CORPORATION AND SUBSIDIARIES

                                    INDEX



PART I - FINANCIAL INFORMATION


                                                                  Page No.

       Consolidated Balance Sheets at June 30, 1994
       and December 31, 1993                                        3, 4

       Consolidated Statements of Operations for the
       Quarters ended June 30, 1994 and 1993                          5

       Consolidated Statements of Operations for the
       Six month period ended June 30, 1994 and 1993                  6

       Consolidated Statements of Cash Flows for the
       Six month period ended June 30, 1994 and 1993                7, 8

       Notes to Consolidated Financial Statements                  9 - 15

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         16, 17


PART II - OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security
                Holders                                              18

       Item 6.  Exhibits and Reports on Form 8-K                     19


SIGNATURES                                                           20

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                   June 30,      December 31,
                                                     1994            1993
                                                  (unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                         $  1,103        $    808
 Accounts receivable, net                            45,673          44,225
 Notes receivable, net                                2,691           3,318
 Inventories                                         54,942          57,536
 Other current assets                                 4,992           2,417

  Total current assets                              109,401         108,304

Advances to and equity in joint ventures              4,542           4,348
Notes receivable                                      6,027           6,870
Other assets                                         20,599          17,729
Deferred tax asset                                   24,440          24,853

Property, plant and equipment                       323,714         311,822
Less: accumulated depreciation and
 amortization                                       204,794         201,854

  Net property, plant and equipment                 118,920         109,968

    Total assets                                   $283,929        $272,072

















See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                   June 30,      December 31,
                                                     1994            1993
                                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes                $  4,486        $  4,488
 Accounts payable - trade                            35,953          28,622
 Income taxes                                           369              23
 Accrued insurance                                    5,039           3,049
 Accrued retirement contribution                      3,531           2,101
 Net liabilities of discontinued operations             887           2,006
 Accrued loss on leases - discontinued
  operations                                          2,353           2,448
 Other current liabilities                            7,694           6,113

  Total current liabilities                          60,312          48,850

Long-term notes                                      92,207          88,520
Other liabilities                                     3,108           3,033
Net liabilities of discontinued operations           12,564          14,276
Accrued loss on leases - discontinued
 operations                                           6,914           7,854

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 30,386 and 32,386 shares
  (entitled in liquidation to $1.7 million and
  $1.8 million);                                         30              32
  Series D, reported above
 Common stock, par value $1, authorized
  35,000,000 shares; issued 14,979,407
  and 14,967,824                                     14,979          14,968
 Other capital                                       63,292          63,260
 Retained earnings                                   12,363          13,119
 Treasury stock at cost: Common shares - 119,221     (1,840)         (1,840)

 Total shareholders' equity                          88,824          89,539

 Total liabilities and shareholders' equity        $283,929        $272,072


 See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)

                                                    Quarters ended June 30,
                                                      1994            1993

Revenue                                            $ 72,628        $ 70,192

Cost of revenue                                      59,982          56,269

    Gross profit                                     12,646          13,923

Selling, general and administrative expenses          7,337           8,053

    Earnings from operations                          5,309           5,870

Other income (expense):
 Equity in earnings (loss) of joint ventures            441             (41)
 Other income                                           210              51
 Interest income                                        212             360
 Interest expense                                    (2,397)         (2,268)

    Net other expense                                (1,534)         (1,898)

Earnings before taxes                                 3,775           3,972

Provision for income taxes                              626             277

Net earnings                                          3,149           3,695

Preference dividends                                    636             639

Net earnings available for common stock            $  2,513        $  3,056

Earnings per share:
 Operations                                        $   0.17        $   0.21

Weighted average shares outstanding                  14,923          14,870






See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)

                                                    Six months ended June 30,
                                                      1994            1993

Revenue                                            $130,309        $132,003

Cost of revenue                                     110,089         107,783

    Gross profit                                     20,220          24,220

Selling, general and administrative expenses         14,816          15,996

    Earnings from operations                          5,404           8,224

Other income (expense):
 Equity in earnings of joint ventures                   778               7
 Other income                                           616             101
 Interest income                                        344             667
 Interest expense                                    (4,638)         (4,607)

    Net other expense                                (2,900)         (3,832)

Earnings before taxes                                 2,504           4,392

Provision for income taxes                              626             306

Earnings before cumulative effect of
 accounting change                                    1,878           4,086
Cumulative effect of accounting change, net
 of tax                                              (1,361)             --

Net earnings                                            517           4,086

Preference dividends                                  1,273           1,278

Net earnings (loss) available for common stock     $   (756)       $  2,808

Earnings (loss) per share:
 Operations                                        $   0.04        $   0.19
 Cumulative effect of accounting change               (0.09)             --

    Total                                          $  (0.05)       $   0.19

Weighted average shares outstanding                  14,855          14,864


See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)

                                                   Six months ended June 30,
                                                      1994            1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $    517        $  4,086
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                       8,722           8,921
  Cumulative effect of accounting change              1,361              --
  Gain on sale of assets                               (616)           (101)
  Equity in joint ventures                             (194)           (847)
  Changes in assets and liabilities:
   Increase in accounts receivable                   (1,448)         (6,347)
   Decrease in notes receivable                         670              43
   Decrease in inventories                            2,594           2,435
   Increase in other current assets                  (2,575)         (1,230)
   Increase in accounts payable
    and accrued expenses                             12,678           2,244
   Increase in other assets                          (2,870)         (3,599)
   Decrease in deferred tax asset                       413              --
   Increase (decrease) in other liabilities          (1,286)            207

Net cash provided by continuing
 operations activities                               17,966           5,812

Decrease in net liabilities of discontinued
 operations                                          (3,866)         (7,254)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                   800           1,192

Net cash used by discontinued operations
 activities                                          (3,066)         (6,062)

Net cash provided (used) by operating
 activities                                          14,900            (250)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                         1,021             202
 Additions to property, plant and equipment         (18,079)         (5,376)
 Other, net                                               1              --

Net cash used by investing activities              $(17,057)       $ (5,174)

See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)

                                                   Six months ended June 30,
                                                      1994            1993

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $  4,700        $  8,600
 Principal payments under long-term notes            (1,016)           (982)
 Proceeds from long-term notes                           --            (169)
 Proceeds from issuance of common stock                  41              --
 Dividends on preference stock                       (1,273)         (1,278)

Net cash provided by financing activities             2,452           6,171

Net increase in cash and cash equivalents               295             747

Cash and cash equivalents at beginning of
 period                                                 808             970

Cash and cash equivalents at end of period         $  1,103        $  1,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)             $  4,558        $  4,583
  Income tax                                           (133)            534




















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

(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                                    June 30,    December 31,
                                                      1994          1993

         Finished goods                             $37,270        $40,660
         Work in process                              2,815          3,092
         Materials and supplies                      14,857         13,784

         Net inventories                            $54,942        $57,536

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

The company, along with other PRPs from various other subsites, has recommended that the EPA adopt area-wide institutional controls as the permanent remedy at the site. No formal response to this proposal has been received by the PRPs. However, EPA has solicited a proposal from the PRPs to perform a remedial investigation of area-wide contamination.

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

On May 27, 1993, the company was also notified by the EPA that the company might be liable for costs incurred by the United States in responding to a release or threatened release of hazardous substances at a non-operating research facility in Golden, Colorado. The notice, which was received without any advance indicating that the EPA regarded the company as a potentially responsible party, asked the company and other responsible parties to conduct or participate in response actions at the site.

On June 8, 1993, the company responded to the EPA's notice of potential liability by stating that it does not believe it is a responsible party at the site. In June, 1994, the company, along with other qualifying potentially responsible parties, was offered a de minimis settlement by EPA of their liability for response costs at this site. The company has accepted the de minimis settlement. The settlement requires the company to pay EPA $1,700. In return for this payment, the company will receive a release from liability for incurred response costs at the site up to $20 million and protection from contribution claims from third parties. In accepting the de minimis settlement offer, the company expressly retains the right to maintain that it has no liability for response costs at this site. The company's decision to accept the de minimis settlement was based solely on its conclusion that the costs of defending itself in this matter far outweighed the costs of the de minimis settlement.

There are no reliable estimates of the cost of remediation at this site.

In June, 1994, the company received two notices from EPA advising the company that it is potentially liable for the cost of responding to the release or threat of a release of hazardous substances at a site located in Slidell, St. Tammany Parish, Louisiana. The notice, which was sent to approximately 200 other parties, also contains an offer to enter into negotiations with potentially responsible parties to conduct necessary response actions at the site.

The company has requested and received the information from EPA which forms the basis for EPA's decision to send the company notices of potential liability. The company is currently investigating whether it has any liability for response costs at this site and is preparing a response to information requested by EPA concerning the nature of the company's business.

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

The remaining assets and liabilities at June 30, 1994 and December 31, 1993 of the discontinued operations relate to certain remaining unresolved construction contracts, accrued losses on leases and various insurance, environmental, and other matters associated with exiting the engineering and construction business and are presented below:

($ in 000's)                                    June 30,    December 31,
                                                  1994          1993

Current assets:
 Accounts and retainers receivable            $     24       $     23
 Other                                           3,512          3,512

   Total current assets                          3,536          3,535

 Accounts and retainers receivable                 444            472
 Other                                             513            309

   Total assets                               $  4,493       $  4,316

Current liabilities:
 Accounts and retainers payable               $    151       $    178
 Accrued loss on leases                          2,353          2,448
 Other                                           4,272          5,363

   Total current liabilities                     6,776          7,989

 Accounts and retainers payable                     --             45
 Accrued loss on leases                          6,914          7,854
 Other                                          13,521         15,012

   Total liabilities                          $ 27,211       $ 30,900

 Net liabilities and accrued loss
  on leases of discontinued operations        $(22,718)      $(26,584)

                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Earnings for the quarter were $3.1 million, or 17 cents per common share, compared to $3.7 million, or 21 cents per share, in the year ago quarter. Year-to-date earnings before cumulative effect of an accounting change are $1.9 million, or $2.2 million less than last year. The lower earnings for the quarter and six months resulted from price competition in the utility lime market and increased production costs. Higher production costs were incurred at lime and aggregate facilities located in the Ohio River Valley as a result of unusually bad weather in the first quarter and adverse river conditions which continued through April. Selling, general and administrative expenses were down $716,000 for the quarter and $1.2 million year-to-date, primarily from a cost reduction program. Earnings from joint ventures are significantly higher than last year due to strong demand for phosphorus produced by an Idaho joint venture mining operation and improved results by a Louisiana shell dredging joint venture.

The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112) during the first quarter. A $1.4 million charge for the cumulative effect of a change in accounting principle was taken to recognize the company's liability under SFAS 112.

Two significant changes on the company's balance sheet since December 31, 1993 are an increase in property, plant and equipment and accounts payable. Property, plant and equipment increased primarily due to construction-in-progress associated with a $61 million expansion at the company's Black River lime facility. Accounts payable are higher due to seasonal fluctuations and payments associated with the Black River construction.

The company has substantially completed a $50 million 15-year term debt financing arrangement with Prudential Power Funding Associates, a unit of The Prudential Insurance Company of America, for the Black River expansion. Finalization of the 10.13 percent loan is pending final satisfaction of closing conditions.

An agreement was reached with Ohio Edison Company's Pennsylvania Power Company subsidiary on a 13-year renewal of a lime supply contract for the Bruce Mansfield Station in Shippingport, Pennsylvania. Shipments are expected to be in the range of 450,000 tons annually, representing nearly 40 percent of existing utility lime business. Prices under the renewal agreement, which became effective May 1, 1994, are lower than the contract that it replaces. Future sales prices will be subject to escalation. The total income to be derived from the extension of the Ohio Edison contract will far outweigh the impact lower prices will have on profit margins.
The company is currently negotiating the terms of another long-term lime supply contract that is approaching expiration.

                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


The company announced on April 28, 1994 that it is exploring strategic alternatives which include joint venture opportunities, the sale of parts or all of one of its business segments, or the sale of the company as a whole. Discussions with various interested parties have taken place but no conclusive decisions have been made at this time.

                   DRAVO CORPORATION AND SUBSIDIARIES

                      PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 28, 1994 in Pittsburgh, Pennsylvania. Listed below are the proposals submitted to shareholders in the company's Proxy Statement dated March 16, 1994 and the results of the shareholder votes.


          Election of three directors for a three year term:

                                                For         Withheld

               Jack Edwards                  13,310,016      519,875
               William E. Kassling           13,319,064      510,827
               Konrad M. Weis                13,319,386      510,505
               Jack W. Forrest                  949,800           --

          Election of one director for a two year term:

                                                For         Withheld

               Arthur E. Byrnes              13,783,352      56,139

          Election of Certified Public Accountants:
                                         For      Against     Abstain

              KPMG Peat Marwick      13,882,801    37,313      20,376

          Proposal to approve the Dravo Corporation Stock Option
           Plan of 1994:

                                                             Broker
                              For       Against    Abstain  Non-vote

                            8,372,806  3,507,046   164,208  2,514,431

                   DRAVO CORPORATION AND SUBSIDIARIES

                      PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             The following is filed as an exhibit to Part I of
              this Form 10-Q:

               Exhibit No. 11 - Statement re computation of
                per share earnings.

         (b) Reports on Form 8-K

             The company filed no Reports on Form 8-K for the quarter
              ended June 30, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    DRAVO CORPORATION
                                                      (Registrant)




Date: August 12, 1994                    /s/ERNEST F. LADD III
                                         Ernest F. Ladd III
                                         Executive Vice President,
                                         Finance and Administration


Date: August 12, 1994                    /s/LARRY J. WALKER
                                         Larry J. Walker
                                         Controller
                                         (Principal Accounting Officer)

Exhibit 11. Statement Re Computation of Per Share Earnings

(In 000's, except per share data)
                                                       Quarters ended June 30,
                                                          1994         1993
Primary
Earnings:
 Net earnings                                           $ 3,149      $ 3,695
 Deduct dividends on preference stock                       636          639

 Net earnings applicable to common stock                $ 2,513      $ 3,056

Shares:
 Weighted average number of common
  shares outstanding                                     14,858       14,828
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the average market
  price for the period)                                      65           42
 Weighted average number of shares
  outstanding, as adjusted                               14,923       14,870

Primary earnings per share                              $  0.17      $  0.21

Fully diluted
Earnings:
 Net earnings                                           $ 3,149      $ 3,695
 Deduct dividends on preference stock (1)                   636          639

 Net earnings applicable to common stock                $ 2,513      $ 3,056

Shares:
 Weighted average number of common
  shares outstanding                                     14,858       14,828
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the higher of the
  closing or the average market price
  for the period)                                            65           73

 Weighted average number of shares
 outstanding, as adjusted                                14,923       14,901

Fully diluted earnings per share                        $  0.17      $  0.21


(In 000's, except per share data)
                                                      Quarters ended June 30,
                                                        1994           1993

Additional Fully Diluted Computation (2)

Earnings:
 Net earnings                                         $ 3,149        $ 3,695

Shares:
 Weighted average number of common shares
  outstanding                                          14,858         14,828
 Dilutive effect of outstanding options and
  rights (as determined by the application of
  the treasury stock method at the higher of
  the closing or average market price for
  the period)                                              65             73
 Shares issuable from assumed exercise of
  convertible preference stock                          1,699          1,710

 Weighted average number of shares
  outstanding, as adjusted                             16,622         16,611

Fully diluted earnings per share                      $  0.19        $  0.22


(1) The inclusion of preference stock in the fully Dilutive computation would have an anti-Dilutive effect on earnings per share.

(2) This calculation is submitted in accordance with Securities Exchange Act of 1934, Regulation S-K, paragraph 229.601 (b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-Diltive result.

Exhibit 11. Statement Re Computation of Per Share Earnings

(In 000's, except per share data)
                                                     Six months ended June 30,
                                                        1994           1993

Primary
Earnings:
 Earnings before cumulative effect
  of accounting change                                $ 1,878        $ 4,086
 Deduct dividends on preference stock                   1,273          1,278
 Earnings before cumulative effect of accounting
  change applicable to common stock                       605          2,808
 Cumulative effect of accounting change                (1,361)            --

 Net earnings (loss) applicable to common stock       $  (756)       $ 2,808

Shares:
 Weighted average number of common
  shares outstanding                                   14,855         14,827
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the average market
  price for the period)                             (1)    --             37
 Weighted average number of shares
  outstanding, as adjusted                             14,855         14,864

Primary earnings (loss) per share:
 Operations                                           $  0.04        $  0.19
 Cumulative effect of accounting change                 (0.09)            --

 Net earnings (loss) per share                        $ (0.05)       $  0.19

Fully diluted
Earnings:
 Net earnings                                         $   517        $ 4,086
 Deduct dividends on preference stock (2)               1,273          1,278
 Net earnings (loss) applicable to common
  stock                                               $  (756)       $ 2,808

Shares:
 Weighted average number of common
  shares outstanding                                   14,855         14,827
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the higher of the
  closing or the average market price
  for the period)                                   (1)    --             73

 Weighted average number of shares
 outstanding, as adjusted                              14,855         14,900

(In 000's, except per share data)
                                                Six Months ended June 30,
                                                   1994            1993

Fully diluted earnings (loss) per share:
 Operations                                      $  0.04         $  0.19
 Cumulative effect of accounting change            (0.09)             --

 Net earnings (loss) per share                   $ (0.05)        $  0.19

Additional Fully Diluted Computation (3)
Earnings:
 Net earnings                                    $   517         $ 4,086

Shares:
 Weighted average number of common shares
  outstanding                                     14,855          14,827
 Dilutive effect of outstanding options and
  rights (as determined by the application of
  the treasury stock method at the higher of
  the closing or average market price for
  the period)                                         76              73
 Shares issuable from assumed exercise of
  convertible preference stock                     1,700           1,710

 Weighted average number of shares
  outstanding, as adjusted                        16,631          16,610

Fully diluted earnings per share                 $  0.03         $  0.25



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