Form 10-Q
period 1994-09-30
DRAVO CORP
filed 1994-11-14
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For Quarter Ended:  September 30, 1994

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1994.


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,866,618

                     DRAVO CORPORATION AND SUBSIDIARIES

                                    INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

       Consolidated Balance Sheets at September 30, 1994
       and December 31, 1993                                        3, 4

       Consolidated Statements of Operations for the
       Quarters ended September 30, 1994 and 1993                     5

       Consolidated Statements of Operations for the
       Nine month period ended September 30, 1994 and 1993            6

       Consolidated Statements of Cash Flows for the
       Nine month period ended September 30, 1994 and 1993          7, 8

       Notes to Consolidated Financial Statements                  9 - 15

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         16, 17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           18

Item 6.  Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                           19

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)


                                                 September 30,   December 31,
                                                     1994            1993
                                                  (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                         $    838        $    808
 Accounts receivable, net                            47,851          44,225
 Notes receivable, net                                2,690           3,318
 Inventories                                         50,955          57,536
 Other current assets                                 6,509           2,417

  Total current assets                              108,843         108,304

Advances to and equity in joint ventures              4,070           4,348
Notes receivable                                      5,541           6,870
Other assets                                         24,623          17,729
Deferred tax asset                                   24,853          24,853

Property, plant and equipment                       341,368         311,822
Less: accumulated depreciation and
 amortization                                       206,411         201,854

  Net property, plant and equipment                 134,957         109,968

    Total assets                                   $302,887        $272,072





















See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                 September 30,   December 31,
                                                     1994            1993
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes                $  4,502        $  4,488
 Accounts payable - trade                            35,640          28,622
 Income taxes                                           508              23
 Accrued insurance                                    3,209           3,049
 Accrued retirement contribution                      6,838           2,101
 Net liabilities of discontinued operations           1,913           2,006
 Accrued loss on leases - discontinued
  operations                                          2,344           2,448
 Other current liabilities                            7,940           6,113

  Total current liabilities                          62,894          48,850

Long-term notes                                     104,909          88,520
Other liabilities                                     5,439           3,033
Net liabilities of discontinued operations           11,400          14,276
Accrued loss on leases - discontinued
 operations                                           6,189           7,854

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 29,386 and 32,386 shares
  (entitled in liquidation to $1.6 million and
  $1.8 million);                                         29              32
  Series D, reported above
 Common stock, par value $1, authorized
  35,000,000 shares; issued 14,982,623
  and 14,967,824                                     14,983          14,968
 Other capital                                       63,290          63,260
 Retained earnings                                   15,594          13,119
 Treasury stock at cost: Common shares - 119,221     (1,840)         (1,840)

 Total shareholders' equity                          92,056          89,539

 Total liabilities and shareholders' equity        $302,887        $272,072


 See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)


                                                  Quarters ended September 30,

                                                      1994            1993

Revenue                                            $ 75,305        $ 76,126

Cost of revenue                                      62,636          62,189

    Gross profit                                     12,669          13,937

Selling, general and administrative expenses          7,379           7,865

    Earnings from operations                          5,290           6,072

Other income (expense):
 Equity in earnings (loss) of joint ventures            689             (42)
 Other income                                           (50)            413
 Interest income                                        224             318
 Interest expense                                    (2,480)         (2,306)

    Net other expense                                (1,617)         (1,617)

Earnings before taxes                                 3,673           4,455

Provision (benefit) for income taxes                   (194)            224

Net earnings                                          3,867           4,231

Preference dividends                                    636             638

Net earnings available for common stock            $  3,231        $  3,593

Earnings per share:
 Operations                                        $   0.22        $   0.24

Weighted average shares outstanding                  14,927          14,904












See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)


                                                Nine months ended September 30,

                                                      1994            1993

Revenue                                            $205,614        $208,129

Cost of revenue                                     172,725         169,972

    Gross profit                                     32,889          38,157

Selling, general and administrative expenses         22,195          23,861

    Earnings from operations                         10,694          14,296

Other income (expense):
 Equity in earnings (loss) of joint ventures          1,467             (35)
 Other income                                           566             514
 Interest income                                        568             985
 Interest expense                                    (7,118)         (6,913)

    Net other expense                                (4,517)         (5,449)

Earnings before taxes                                 6,177           8,847

Provision for income taxes                              432             530

Earnings before cumulative effect of
 accounting change                                    5,745           8,317

Cumulative effect of accounting change, net
 of tax                                              (1,361)             --

Net earnings                                          4,384           8,317

Preference dividends                                  1,909           1,916

Net earnings available for common stock            $  2,475       $   6,401

Earnings (loss) per share:
 Operations                                        $   0.26        $   0.43
 Cumulative effect of accounting change               (0.09)             --

    Total                                          $   0.17        $   0.43

Weighted average shares outstanding                  14,932          14,874



See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)


                                               Nine months ended September 30,

                                                      1994            1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $  4,384        $  8,317
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                      13,139          13,385
  Cumulative effect of accounting change              1,361              --
  Gain on sale of assets                               (566)           (514)
  Equity in joint ventures                              278          (1,996)
  Changes in assets and liabilities:
   Increase in accounts receivable                   (3,626)        (13,358)
   Decrease (increase) in notes receivable              757             (46)
   Decrease in inventories                            6,581           6,655
   Increase in other current assets                  (4,092)            (14)
   Increase in accounts payable
    and accrued expenses                             14,227             985
   Increase in other assets                          (6,894)         (6,866)
   Increase in other liabilities                      1,045             428

Net cash provided by continuing
 operations activities                               26,594           6,976

Decrease in net liabilities of discontinued
 operations                                          (4,738)         (8,718)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                 1,200           1,592

Net cash used by discontinued operations
 activities                                          (3,538)         (7,126)

Net cash provided (used) by operating
 activities                                          23,056            (150)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                         1,456             874
 Additions to property, plant and equipment         (39,018)         (8,486)

Net cash used by investing activities              $(37,562)       $ (7,612)






See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)


                                               Nine months ended September 30,

                                                      1994            1993

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $  6,900        $ 11,099
 Principal payments under long-term notes            (1,477)         (1,462)
 Principal payments under capital lease
  obligations                                            --            (257)
 Proceeds from long-term notes                       10,980             386
 Proceeds from issuance of common stock                  42             101
 Dividends on preference stock                       (1,909)         (1,916)

Net cash provided by financing activities            14,536           7,951

Net increase in cash and cash equivalents                30             189

Cash and cash equivalents at beginning of
 period                                                 808             970

Cash and cash equivalents at end of period         $    838        $  1,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)             $  6,970         $ 6,885
  Income tax                                            (53)            601





















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

(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                                 September 30,   December 31,
                                                      1994           1993

         Finished goods                             $34,176        $40,660
         Work in process                              2,730          3,092
         Materials and supplies                      14,049         13,784

         Net inventories                            $50,955        $57,536

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

With respect to the third subsite, the company and another PRP were served with administrative orders in 1990 and 1993 directing them to undertake soil remediation and interim groundwater remediation at that subsite. On October 26, 1994, the EPA amended these administrative orders to add a third PRP as a respondent. The company is currently complying with these orders while reserving its right to seek reimbursement from the United States for its costs if it is determined it is not liable for response costs or if it is required to incur costs because of arbitrary, capricious or unreasonable requirements imposed by the EPA. The issuance of the order concerning interim groundwater remediation followed many months of unresolved negotiations with the EPA, with one of the other PRPs and with the company's insurers with respect to the EPA's demands that the company and the other PRP either finance or voluntarily undertake the interim groundwater remediation as well as their liability to complete the soil remediation and to pay for past response costs. The State of Nebraska has indicated it will consider a petition to adopt alternate groundwater clean-up criteria for this subsite. The EPA is also considering whether

                   DRAVO CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

it can  adopt alternate standards approved by the  EPA.    If an alternate
groundwater clean-up criteria is approved by the State and the EPA, it might substantially affect groundwater remediation costs. The company is considering whether to file such a request with the State of Nebraska.

The EPA has taken no legal action with respect to its demand that the company and the other PRPs pay its past response costs. A total of five parties have been named by the EPA as PRPs at this subsite. The company believes other persons should also be named as PRPs.

The company may proceed against other parties at the subsite who have not been named by the EPA as PRPs or who have not contributed to the company's cost in complying with the EPA's administrative orders.

In addition to subsite clean-up, the EPA is seeking a clean-up of area-wide contamination associated with various subsites in and around Hastings, Nebraska, including those subsites at which the company has been named a PRP. The company, along with other PRPs from this subsite and various other subsites, has recommended that the EPA adopt institutional controls as the area-wide remedy. The EPA has decided to conduct an area-wide remedial investigation utilizing existing information and some additional data it plans to gather. The EPA has asked all of the Hastings PRPs to undertake an area-wide feasibility study. The company, along with seven other PRPs, has indicated to the EPA that it is willing to discuss this possibility. The State of Nebraska has indicated it is willing to consider alternate groundwater clean-up levels for the area-wide groundwater contamination, and the EPA is considering whether it can adopt such standards for the area-wide groundwater contamination. The PRPs have not yet decided whether to petition the state to approve alternative clean-up levels.

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

In June 1994, the company received two general notices of liability from EPA advising the company that it is potentially liable for the cost of responding to the release or threat of a release of hazardous substances at a site located in Slidell, St. Tammany Parish, Louisiana. These notices contain an offer from the EPA to enter into negotiations with potentially responsible parties to conduct necessary response actions at the site. The company believes that similar notices were sent to 200 other parties. The company has decided not to enter into negotiations with the EPA to conduct response actions.

The company does not believe that it transported cargo or waste of any kind to the site. The only transactions involving the site of which the company has any knowledge involve equipment repairs that did not involve cleaning, sandblasting or other activities which might have generated hazardous substances.

The company has notified its primary liability insurers of the receipt of these notices. They are investigating the matter and have not yet advised the company of their coverage positions.

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

The company filed an action in 1981 to collect on a promissory note issued by Meladuras Portuguesa, C.A. (Melaport) and its principal, Alberto Caldera (Caldera). In 1985, Melaport and Caldera filed a counterclaim for damages alleging the company breached a contract between Melaport and the company relating to engineering and procurement services rendered between 1973 and 1978 for a sugar cane processing facility. A local Venezuelan court ruled partially in favor of Melaport's counterclaim. The ruling was upheld by a Venezuelan appeals court on September 25, 1992 and by the Venezuelan Supreme Court on June 8, 1993. The court ruling did not specify damages to be paid but rather identified certain categories of damages to which Caldera and Melaport are entitled. The amount of damages in these categories was to have been established by an appraisal process conducted by the trial court.

Opposing counsel asserted that the damages would be in excess of $35 million. On November 2, 1993, the company filed suit against Melaport and Caldera in the United States District court for the Western District of Pennsylvania, seeking an injunction and a declaratory judgment with respect to the proceedings in Venezuela. The company also requested a determination that any judgment in the Venezuelan proceedings could not be enforceable against the company.

By agreement dated September 7, 1994, the parties agreed to settle all disputes related to these matters in exchange for the payment by the company of $4.5 million. Both the Venezuelan and U.S. lawsuits have since been dismissed.

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

The remaining assets and liabilities at September 30, 1994 and December 31, 1993 of the discontinued operations relate to certain remaining unresolved construction contract issues, accrued losses on leases and various insurance, environmental, and other matters associated with exiting the engineering and construction business and are presented below:

($ in 000's)                                September 30,   December 31,
                                                1994            1993
Current assets:
 Accounts and retainers receivable            $     24       $     23
 Other                                           6,400          3,512

   Total current assets                          6,424          3,535

 Accounts and retainers receivable                 444            472
 Other                                           1,852            309

   Total assets                               $  8,720       $  4,316

Current liabilities:
 Accounts and retainers payable               $    130       $    178
 Accrued loss on leases                          2,344          2,448
 Other                                           8,207          5,363

   Total current liabilities                    10,681          7,989

 Accounts and retainers payable                     --             45
 Accrued loss on leases                          6,189          7,854
 Other                                          13,696         15,012

   Total liabilities                          $ 30,566       $ 30,900

 Net liabilities and accrued loss
  on leases of discontinued operations        $(21,846)      $(26,584)

(5)   Notes Payable

      In August, the company entered into an arrangement with Prudential Power Funding Associates, a unit of The Prudential Insurance Company of America, to finance an expansion project at the company's Black River lime facility located in Carntown, Kentucky. The company may borrow up to $50 million during construction on Senior Secured Construction Notes bearing interest at 10.13 percent per annum. After substantial completion of the project, but no later than September 30, 1995, the Construction Notes will be paid in full and Prudential will purchase Senior Secured Term Notes due August 1, 2010, in the maximum principal amount of $50 million. The Term Notes will bear interest at 10.13 percent per annum and have semi-annual payments of principal and interest starting in February, 1996.

      The principal security for the financing is a long-term lime supply contract with Ohio Power Company, a ground lease with Dravo Lime Company and the physical assets of the expansion project, including two new lime kilns.

                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Quarterly earnings were $3.9 million, 22 cents per share, compared to $4.2 million, 24 cents per share, in last year's third quarter. Income from the company's aggregate operations decreased marginally due to flat sales tonnage and revenue. An increase in lime sales tonnage helped to partially offset the income decline experienced because of price concessions given as part of the company's efforts to renew long-term lime supply contracts that were approaching expiration. Earnings from joint ventures were improved over last year due to strong demand for phosphorus produced by an Idaho joint venture mining operation and improved results by a Louisiana shell dredging joint venture.

Year-to-date earnings of $4.4 million reflect a $1.4 million first quarter expense resulting from the adoption of a change in accounting for postemployment benefits. Excluding the impact of the accounting change, earnings are $2.6 million less than last year due to price competition in the utility lime market and increased production costs. Higher production costs were incurred at lime and aggregate facilities located in the Ohio River Valley as a result of unusually bad weather in the first quarter and adverse river conditions which continued through April. Partially offsetting the gross profit shortfall in the lime and aggregate operations were lower selling, general and administrative expenses, primarily from a cost reduction program, and higher earnings from the phosphorus ore mining and shell joint ventures.

In the third quarter a settlement agreement was reached for $4.5 million resolving litigation in which a Venezuelan client of our discontinued engineering and construction operations had claimed damages in excess of $35 million. The uncertainty associated with this dispute having been eliminated, previously accrued 1994 federal income tax expense was reversed, thus restoring to its original amount a tax asset recorded in 1993. The company has net operating loss carryforwards in excess of the recorded tax asset and has the ability to implement the same tax planning strategy that resulted in booking the 1993 tax asset.

In August, the company finalized a $50 million debt financing arrangement with Prudential Power Funding Associates, a unit of The Prudential Insurance Company of America. Borrowings under the 15-year, 10.13 percent fixed rate loan are being used to finance an increase in production capacity at the Black River lime facility located in Carntown, Kentucky. Start-up of the expanded facility is expected early in 1995. At September 30, 1994, $11.0 million was borrowed under the financing agreement.

The company reached an agreement in principle with Allegheny Power System, Inc. (APS) to renew a long-term supply agreement for APS's Pleasants Station. Under this agreement, the company will supply approximately 175,000 tons of lime annually for ten years. Prices under the renewal agreement are lower than the contract that it replaces. Future sales prices will be subject to escalation.

                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


On September 26, 1994, the company signed a letter of intent with Martin Marietta Materials, Inc. (MMM) whereby MMM would purchase for cash the assets of the company's construction aggregates business. It is anticipated that the assets, including accounts receivable and inventories, will be purchased for a price between $125 and $135 million. The company would retain substantially all of the liabilities associated with the aggregates business. The transaction is expected to close in December, 1994 following completion of due diligence investigations and a Hart-Scott-Rodino antitrust review. The company anticipates using the net proceeds from the sale to reduce short-term and long-term debt.

                   DRAVO CORPORATION AND SUBSIDIARIES

                      PART II - Other Information


Item 1.  Legal Proceedings

On October 17, 1994, the Fifth Civil, Mercantile and Traffic Court of First Instance for the Judicial District of Metropolitan Caracas, Venezuela accepted the settlement negotiated between the company and Meladuras Portugesa and the heirs of its principal, Alberto Caldera.

On October 28, 1994, the United States District Court for the Western District of Pennsylvania entered a dismissal of the related lawsuit brought by the company against Meladuras Portugesa.

Additional information relating to this matter can be found in Note 3, Contingent Liabilities.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             The following is filed as an exhibit to Part I of
              this Form 10-Q:

               Exhibit No. 11 - Statement re computation of
                per share earnings.

         (b) Reports on Form 8-K

             The company filed no Reports on Form 8-K for the quarter
              ended September 30, 1994.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               DRAVO CORPORATION
                                            (Registrant)




Date: November 11, 1994                  /s/ERNEST F. LADD III
                                         Ernest F. Ladd III
                                         Executive Vice President,
                                         Finance and Administration


Date: November 11, 1994                  /s/LARRY J. WALKER
                                         Larry J. Walker
                                         Controller
                                         (Principal Accounting Officer)

Exhibit 11. Statement Re Computation of Per Share Earnings

(In 000's, except per share data)
                                                   Quarters ended September 30,

Primary                                                   1994         1993
Earnings:
 Net earnings                                           $ 3,867      $ 4,231
 Deduct dividends on preference stock                       636          638

 Net earnings applicable to common stock                $ 3,231      $ 3,593

Shares:
 Weighted average number of common
  shares outstanding                                     14,863       14,838
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the average market
  price for the period)                                      64           66
 Weighted average number of shares
  outstanding, as adjusted                               14,927       14,904

Primary earnings per share                              $  0.22      $  0.24

Fully diluted
Earnings:
 Net earnings                                           $ 3,867      $ 4,231
 Deduct dividends on preference stock (1)                   636          638

 Net earnings applicable to common stock                $ 3,231      $ 3,593

Shares:
 Weighted average number of common
  shares outstanding                                     14,863       14,838
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the higher of the
  closing or the average market price
  for the period)                                           101           64

 Weighted average number of shares
 outstanding, as adjusted                                14,964       14,902

Fully diluted earnings per share                        $  0.22      $  0.24

(In 000's, except per share data)
                                                   Quarters ended September 30,

Additional Fully Diluted Computation (2)                1994           1993

Earnings:
 Net earnings                                         $ 3,867        $ 4,231

Shares:
 Weighted average number of common shares
  outstanding                                          14,863         14,838
 Dilutive effect of outstanding options and
  rights (as determined by the application of
  the treasury stock method at the higher of
  the closing or average market price for
  the period)                                              65             64
 Shares issuable from assumed exercise of
  convertible preference stock                          1,695          1,708

 Weighted average number of shares
  outstanding, as adjusted                             16,623         16,610

Fully diluted earnings per share                      $  0.23        $  0.25



(1) The inclusion of preference stock in the fully dilutive computation would have an anti-dilutive effect on earnings per share.

(2) This calculation is submitted in accordance with Securities Exchange Act of 1934, Regulation S-K, paragraph 229.601 (b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

Exhibit 11. Statement Re Computation of Per Share Earnings

(In 000's, except per share data)
                                                Nine months ended September 30,

Primary                                                 1994           1993
Earnings:
 Earnings before cumulative effect
  of accounting change                                $ 5,745        $ 8,317
 Deduct dividends on preference stock                   1,909          1,916
 Earnings before cumulative effect of accounting
  change applicable to common stock                     3,836          6,401
 Cumulative effect of accounting change                (1,361)            --

 Net earnings applicable to common stock              $ 2,475        $ 6,401

Shares:
 Weighted average number of common
  shares outstanding                                   14,858         14,831
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the average market
  price for the period)                                    74             43
 Weighted average number of shares
  outstanding, as adjusted                             14,932         14,874

Primary earnings per share:
 Operations                                           $  0.26        $  0.43
 Cumulative effect of accounting change                 (0.09)            --

 Net earnings per share                               $  0.17        $  0.43

Fully diluted
Earnings:
 Net earnings                                         $ 4,384        $ 8,317
 Deduct dividends on preference stock (1)               1,909          1,916

 Net earnings applicable to common stock              $ 2,475        $ 6,401

Shares:
 Weighted average number of common
  shares outstanding                                   14,858         14,831
 Dilutive effect of outstanding
  options and rights (as determined
  by the application of the treasury
  stock method at the higher of the
  closing or the average market price
  for the period)                                         101             48

 Weighted average number of shares
 outstanding, as adjusted                              14,959         14,879

(In 000's, except per share data)
                                                Nine months ended September 30,

                                                       1994          1993
Fully diluted earnings (loss) per share:
 Operations                                          $  0.26       $  0.43
 Cumulative effect of accounting change                (0.09)           --

 Net earnings per share                              $  0.17          0.43

Additional Fully Diluted Computation (2)
Earnings:
 Net earnings                                        $ 4,384       $ 8,317

Shares:
 Weighted average number of common shares
  outstanding                                         14,858        14,831
 Dilutive effect of outstanding options and
  rights (as determined by the application of
  the treasury stock method at the higher of
  the closing or average market price for
  the period)                                             70            48
 Shares issuable from assumed exercise of
  convertible preference stock                         1,698         1,711

 Weighted average number of shares
  outstanding, as adjusted                            16,626        16,590

 Fully diluted earnings per share                    $  0.26       $  0.50




(1) The inclusion of preference stock in the fully dilutive computation would have an anti-dilutive effect on earnings per share.

(2) This calculation is submitted in accordance with Securities Exchange Act of 1934, Regulation S-K, paragraph 229.601 (b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.