Form 10-K
DRAVO CORP
filed 1995-03-30
CIK 30067

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                           for the fiscal year ended
                               December 31, 1994
                        Commission file number 1-5642

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

Common shares outstanding as of March 15, 1995: 14,869,834
Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 1995: $156,133,257

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference to the extent set forth in Parts I, II and
IV of this Report.   Portions of the Proxy Statement for Annual Meeting of
Shareholders on April 27, 1995 are incorporated by reference to the extent set forth in Part III of this Report.



                               TABLE OF CONTENTS
                                                                         Page
PART I   Item 1.        Business                                         3 - 5

         Item 2.        Properties                                           6

         Item 3.        Legal Proceedings                                  7-8

         Item 4.        Submission of Matters to a Vote
                         of Security Holders                                 8

PART II  Item 5.        Market for the Registrant's Common Stock and
                         Related Stockholder Matter                     9 - 15

         Item 6.        Selected Financial Data                             15

         Item 7.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 15

         Item 8.        Financial Statements and Supplementary Data         15

         Item 9.        Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                 15

PART III Item 10.       Directors and Executive Officers of the
                         Registrant                                         16

         Item 11.       Executive Compensation                              17

         Item 12.       Security Ownership of Certain Beneficial Owners
                         and Management                                     17

         Item 13.       Certain Relationships and Related Transactions      17

PART IV  Item 14.       Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                            18 - 23

                        Signatures                                          24

                        Independent Auditors' Report on Schedules           25

         Schedule I.    Condensed Financial Information of Registrant  26 - 33

         Table of Contents for documents filed herein as Exhibits
          3, 4, 10, 11, 13, 21, 23, 24 and 27                               34


                                    PART I
Item 1.  Business

(a)  General Development of the Business

Dravo Corporation (the Registrant) was incorporated in Pennsylvania in 1936 to consolidate several related corporations then operating various elements of a business started in 1891 by F. R. Dravo. Its corporate offices are located at 3600 One Oliver Plaza, Pittsburgh, Pennsylvania 15222-2682, and its telephone number is 412-566-3000. As used herein, the term Dravo includes its consolidated subsidiaries unless otherwise indicated. In December, 1987, Dravo's Board of Directors approved a major restructuring program which concentrated Dravo's future direction exclusively on opportunities involving its natural resources business. The plan included the sale or other disposition of the former Engineering and Construction segment, as well as the sale of the former Materials Handling and Systems segment approved earlier. All units scheduled for sale were sold by the end of 1989. The remainder of these businesses have been presented as discontinued operations in the financial statements.

Late in 1994, the company sold substantially all the assets and certain liabilities of Dravo Basic Materials Company, its construction aggregates subsidiary, to Martin Marietta Materials, Inc. (Martin Marietta). As a result, Dravo is now primarily a lime company operating principally in the United States. Activities include the production of lime for utility, metallurgical, pulp and paper, municipal, construction and miscellaneous chemical and industrial applications. Operations are principally carried on by a wholly-owned subsidiary, Dravo Lime Company (Dravo Lime). All of the properties on which the company's reserves are located are physically accessible for purposes of mining and processing limestone into lime.

Dravo Lime, one of the nation's largest lime producers, owns and operates three integrated lime production facilities, two in Kentucky and one in Alabama. The Black River plant in Butler, Kentucky is nearing completion of a two kiln expansion. When that expansion is on-line, Dravo Lime's annual quicklime capacity will total approximately three million tons.

The Maysville facility, a 1,050,000 ton-per-year plant near Maysville, Kentucky, produces material, marketed under the trade name ThiosorbicR Lime, that has a product chemistry ideally suited for removing sulphur dioxide from power plant stack gases. All of Maysville's output is committed under long-term contracts with utility companies in the Ohio Valley region. All contracts contain provisions for price escalation. Owned reserves at the Maysville site are recovered from a mine 950 feet underground and are considered adequate to sustain the current three kiln production in excess of thirty years. Dravo Lime also holds options on additional limestone reserves to sustain production for an additional thirty year period.

With the completion of the current two kiln expansion, Dravo Lime's Black River facility will be an integrated ThiosorbicR and high calcium quicklime, bulk and bagged hydrated lime facility. Located along the Ohio River at Butler, Kentucky, Black River will have an annual quicklime capacity of 1,350,000 tons-per-year. Of that total, in excess of seventy percent is committed to utility companies and steel producers under contracts with price escalation provisions. Limestone reserves at Black River are recovered from a 600-feet-deep underground mine.
At Black River's expanded rate of capacity, reserves are considered adequate to sustain production levels for more than seventy-five years.

The company's Longview facility, located near Birmingham, Alabama, is an integrated facility as well that produces high calcium quicklime, and bulk and bagged hydrated lime from owned limestone reserves. At this plant, Dravo Lime also produces dolomitic quicklime from limestone purchased from a nearby dolomitic stone quarry. Due to its material handling and storage capabilities and its ability to produce high calcium and dolomitic lime, the Longview facility is able to custom blend quicklime to its customers' chemical specifications. In April, 1991, Longview completed an expansion that increased its annual production capacity to approximately 570,000 tons per year. The additional production has been used to meet the needs of long-term contracts for precipitated calcium carbonate, a product used by the pulp and paper industry. The remainder of Longview's production is marketed to the full range of traditional lime markets. Limestone at the Longview operation comes from an above-ground quarry with recoverable reserves estimated to last in excess of twenty years at the current production rate. Ultimately, Dravo Lime expects to convert Longview to an underground mine, providing access to additional reserves sufficient to support current production rates for over sixty years.

In conjunction with the sale of Dravo Basic Materials' assets to Martin Marietta, Dravo Lime entered into agreements appointing Martin Marietta the exclusive distributor of aggregate by-products produced by Dravo Lime during the lime production process. As part of the distributorship agreement covering Dravo Lime's Longview facility, an aggregates processing facility is being constructed that will make available between 500,000 and 1,000,000 tons of aggregates annually for purchase by Martin Marietta. An additional benefit of this installation will be a reduction in the cost Dravo Lime otherwise would have incurred to recover the high calcium limestone reserves that lie below the aggregate quality material.

Dravo Lime products are distributed through quicklime distribution terminals in Aliquippa, Butler and Elizabeth, Pennsylvania; Porterfield, Ohio; Brunswick and Savannah, Georgia; and Jacksonville, Fort Lauderdale and Sanford, Florida. At Baton Rouge, Louisiana, Dravo Lime owns and operates a lime hydration and bagging facility from which quicklime, and bulk and bagged hydrated lime products are distributed.

(b)  Competitive Conditions

Dravo encounters competition at all its operations but believes that its experience, its strategically located reserves and its technical expertise in the flue gas desulfurization industry give it certain competitive advantages. Dravo's research and development expenditures were $4.4 million in 1994 and $4.2 million in 1993. Research and development spending in 1995 is expected to exceed $3.2 million. The company expects the research, much of which is being conducted jointly with utility customers, to lower both the capital and operating costs associated with Dravo's proprietary ThiosorbicR scrubbing technology. Other research projects are aimed at developing proprietary reagents for use in reducing stack gas emissions and at recovering and processing saleable by-products. Dravo believes that in this field its long-term contracts, accumulated experience and technical skill represent significant competitive advantages.

Several firms with which Dravo competes have comparable resources and income. Dravo competes with other firms for qualified professional personnel, particularly those with technical skills.

(c)  Corporate Development

Dravo's corporate development policy encompasses growth through investment in existing businesses, internal development and acquisition. Additionally, to the extent that business units no longer meet management's long-term profitability performance criteria and business strategies, or do not contribute significantly to corporate objectives, a policy of divestiture is followed.

Continuing operations of Dravo Corporation, which are principally domestic in nature, function in one segment, a natural resource business, involved in the production, processing and supply of lime for environmental, metallurgical, pulp and paper, municipal, construction and miscellaneous chemical and industrial applications. Dravo's position as the world's leading producer of lime for flue gas desulfurization applications was enhanced by the passage of the 1990 Clean Air Act Amendments.


Further information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1994 Annual Report to Shareholders which accompanies this report:


         Caption in Annual Report                        Page No.

         Results of Operations                            18 - 20
         Note 16:  Research and Development                 38
         Employees at Year-End                              41

Item 2.  Properties

The following is a listing of principal offices, plants and mines used in operations:

                                                                 Owned or
          Use                         Location                    Leased

Executive and general           Pittsburgh, Pennsylvania          Leased
 offices

Production facilities           Saginaw, Alabama                  Owned
                                Butler, Kentucky                  Owned
                                Maysville, Kentucky               Owned

Distribution sites              Ft. Lauderdale, Florida           Leased
                                Jacksonville, Florida             Leased
                                Sanford, Florida                  Leased
                                Brunswick, Georgia                Leased
                                Savannah, Georgia                 Leased
                                Baton Rouge, Louisiana            Owned
                                Porterfield, Ohio                 Leased
                                Aliquippa, Pennsylvania           Leased
                                Butler, Pennsylvania              Leased
                                Elizabeth, Pennsylvania           Leased

Offices and plants associated with businesses treated herein as discontinued operations have been excluded from this presentation.

The following table shows a summary of the company's reserves at December 31, 1994 and tons mined by Dravo Lime in 1994.

     (Tons in millions)
                                Recoverable           1994
                                 Reserves          Production

     Underground Mines:
      Owned                       445.6                4.8
     Quarries and Other:
      Owned                        56.5                1.5

                                  502.1                6.3


Additional information required by this item is incorporated by reference to the information set forth under Item 1(a) "General Development of the Business" on pages 3 through 5 of this Form 10-K.

Item 3.  Legal Proceedings


The company has been notified by the U. S. Environmental Protection Agency
(EPA) that the EPA considers the company as a potentially responsible party
(PRP) for soil and groundwater contamination at four subsites in or around Hastings, Nebraska. The Colorado Avenue subsite includes property on which the company formerly operated a fabrication facility. For this subsite, the EPA has issued, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, administrative orders to the company and two other PRPs which require them to provide interim remedies for soil and groundwater contamination. The company has been complying with these orders while reserving its right to seek reimbursement from the United States for its costs if it is determined the company is not liable for response costs or if it is required to incur costs because of arbitrary, capricious or unreasonable requirements imposed by EPA.

The EPA has taken no legal action with respect to its demand that the company and the other PRPs pay its past response costs. A total of five parties have been named by the EPA as PRPs at this subsite, but two of them have been granted de minimis status. The company believes other persons should also be named as PRPs.

The company, along with a number of others, is also considered a PRP with respect to subsites at the municipally owned North and South Landfills in Hastings, Nebraska. The North Landfill closed before the company commenced operations in Hastings, Nebraska. A predecessor may have used this landfill to dispose of waste materials, but there is no evidence known to the company that these materials were hazardous. Moreover, Dravo believes the operations of Dravo's predecessor which might have generated the type of hazardous substances found at this landfill did not begin until after this landfill was closed. On December 31, 1991 the EPA issued a formal demand to the company and other PRPs for reimbursement of costs the EPA has incurred at the North Landfill and has also solicited an offer from the company and the other PRPs to conduct or finance remedial work at this subsite for both soil and groundwater contamination. The company has rejected the EPA's demand to reimburse the EPA for its costs and decided not to submit the offer requested. No PRP at this subsite has agreed to pay the EPA's response costs. Other PRPs, including the local municipality, however, have agreed to perform the remedial investigation and to design soil and groundwater remedies at this subsite. EPA has not completed the remedial investigation with respect to the South Landfill subsite, and it is not evident to the company that remedial work is warranted. In January, 1994 the EPA sent a specific notice to the company that the EPA considered it and three other parties (including the City of Hastings) PRPs at this subsite. At this subsite, the company has preliminarily concluded that the City of Hastings is primarily responsible for a proper closure of the South Landfill pursuant to state landfill closure requirements and that a proper closure might alleviate any release of contaminants from the landfill.

The fourth subsite (NAD subsite) is a former naval ammunition depot which was subsequently converted to an industrial park in the 1960s. The company and its predecessor also owned and operated a fabrication facility in this industrial park. To date, the company's investigation indicates that it did not cause the release of hazardous substances at this subsite during the time it owned and operated the facility. The United States Army Corps of Engineers has undertaken to conduct the remediation of this subsite.

In addition to subsite cleanup, the EPA is seeking a cleanup of area-wide contamination associated with all of the subsites in and around Hastings, Nebraska. The company, along with other Hastings PRPs, has recommended that the EPA adopt institutional controls as the area-wide remedy in Hastings and the final subsite remedy. EPA has indicated some interest in this proposal but has decided to first conduct an area-wide remedial investigation before choosing a remedy.

On August 10, 1992, the company filed suit in the Alabama District Court against its primary general liability insurers, Hartford Accident and Indemnity Company and Liberty Mutual Insurance Company, and one of its predecessor's insurers, Bituminous Casualty Company, seeking a declaratory judgment that the company is entitled to a defense and indemnity under its contracts of insurance (including certain excess policies provided by Hartford). The company has settled its claim against Bituminous, but the company's claims against Hartford and Liberty Mutual are still being litigated. The company has notified its primary and excess general liability carriers, as well as its predecessor's carriers, of the potential claims at the North Landfill, South Landfill and NAD subsites.

On February 21, 1990, the company filed suit against Continental Energy Associates (CEA), the owner of a cogeneration facility in Hazleton, Pennsylvania, Continental Cogeneration Corporation (CCC), the owner's general partner, and Swiss Bank Corporation, the project's lender. The company claims damages for breach of contract and unjust enrichment arising out of the termination of the company's contract to construct, as part of the facility, a coal gasification plant. On February 23, 1990, CEA and CCC filed suit against the company which, as amended, seeks damages for breach of contract, negligent misrepresentation, fraud and tortious interference with the contract of surety. The lawsuits have been consolidated in the Court of Common Pleas of Luzerne County, Pennsylvania.

On November 14, 1994, during the pendency of discovery in these lawsuits, CEA filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Middle District of Pennsylvania. The company has been identified as an unsecured creditor in that proceeding. On December 2, 1994, CCC also filed for Chapter 11 bankruptcy protection in the same court. The bankruptcy filings of both CEA and CCC have stayed the consolidated Luzerne County lawsuits pursuant to the applicable provisions of the Bankruptcy Code.

In January, 1995, the Bankruptcy Court entered an order approving non-binding mediation of these lawsuits with the company. An initial mediation session held in early March, 1995, did not result in resolution of the lawsuits.

Other information required by this item is incorporated by reference to the information set forth under the caption Note 8: "Contingent Liabilities" in the Notes to Consolidated Financial Statements on pages 32 through 33 of the 1994 Annual Report to Shareholders which accompanies this report.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders for the three months ended December 31, 1994.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1994 Annual Report to Shareholders which accompanies this report:

Caption in Annual Report                                    Page No.

Common Stock Market Price                                      21

Shareholders at year-end                                       41

Dividends                                                    20, 41

                      Description of Dravo Capital Stock

General

Under its Restated Articles of Incorporation ("the Articles"), as amended, Dravo is authorized to issue 1,878,870 shares of preference stock, par value $1.00 per share, and 35,000,000 shares of common stock, par value $1.00 per share. At December 31, 1994 issued preference and common shares were 228,386 and 14,985,839, respectively.

The Board of Directors has by resolutions established four series of preference stock: $2.20 Cumulative Convertible Series A Preference Stock ("Series A Preference Stock"), consisting of 26,817 shares, issued on September 1, 1970; $2.475 Cumulative Convertible Series B Preference Stock ("Series B Preference Stock"), consisting of 165,516 shares, issued on June 12, 1973; Series C Preference Stock consisting of 200,000 shares, which are issuable pursuant to the exercise of the rights to purchase stock described below; and Series D Cumulative Convertible Exchangeable Preference Stock ("Series D Preference Stock") consisting of 200,000 shares, issued on September 21, 1988. All of the shares of Series A Preference Stock were converted into shares of common stock on April 2, 1978. Presently there are 28,386 shares of Series B Preference Stock and 200,000 shares of Series D Preference Stock issued and outstanding. No shares of Series C Preference Stock have been issued or are outstanding. Other series of preference stock may be created by resolutions of the Board of Directors with such dividend, liquidation, redemption, sinking fund and conversion rights as shall be specified therein.

Dividend Rights

The holders of the preference stock are entitled to cumulative dividends, payable quarterly, which must be paid and the next quarterly dividend set apart before any dividends (except dividends in common stock or any other stock ranking after the preference stocks as to dividends and assets) are declared, or paid, or monies set apart for the payment of dividends on any class of stock ranking after the preference stock as to dividends or assets. The rate of dividends payable upon the Series B Preference Stock is $2.475 per annum. The rate of dividends payable upon the Series C Preference Stock is an amount per share (rounded to the nearest cent) equal to the greater of $10.00 or 100 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend or distribution payable in shares of common stock, paid on the common stock in the immediately preceding quarter, subject to adjustment in certain events. The rate of dividends payable upon the Series D Preference Stock is 12.35 percent per annum or $12.35 per share, which rate shall be increased by 2 percent per annum if such dividends are not paid on any quarterly dividend payment date until accrued and unpaid dividends on the Series D Preference Stock are paid.

The holders of the common stock are entitled to such dividends as may be declared by the Board of Directors out of assets properly available for that purpose. No common stock dividends have been declared since April, 1987.

Other information required by this item is incorporated by reference to the information set forth under the caption "Note 5: Notes Payable", in the Notes to Consolidated Financial Statements on pages 30 and 31 of the 1994 Annual Report to Shareholders which accompanies this report.

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

Liquidation Rights

In the event of the voluntary or involuntary liquidation or dissolution of Dravo, or the sale or other disposition of substantially all of its assets, the holders of the Series B Preference Stock shall be entitled to receive the sum of $55 per share plus all accumulated and unpaid dividends thereon; the holders of Series C Preference Stock shall be entitled to receive $100 per share plus all accrued and unpaid dividends plus an amount equal to the holder's pro rata share of the amount that would be available for distribution after payment of all liabilities, liquidation preferences and a distribution on the common stock, if any, as determined according to a formula; and the holders of Series D Preference Stock shall be entitled to receive $100 per share plus all accumulated and unpaid dividends thereon. The holders of any other series of preference stock which may be issued shall be entitled to receive the amounts provided for in the resolutions creating such series. The holders of the common stock shall share ratably in the remaining assets, if any.

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

At any time until ten days following the stock acquisition date, Dravo may redeem the rights in whole, but not in part, at a price of $.01 per right. Under certain circumstances set forth in the Rights Agreement, the decision to redeem shall require the concurrence of a majority of the continuing directors, as defined. After the redemption period has expired and prior to the occurrence of a Triggering Event, Dravo's right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10 percent or less of the outstanding shares of common stock in a transaction or series of transactions not involving Dravo. Immediately upon action of the Board of Directors ordering redemption of the rights, with, where required, the concurrence of the continuing directors, the rights will terminate and the only right of the holders of rights will be to receive the $.01 redemption price.

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

The transfer agent and registrar for the common stock is Continental Stock Transfer & Trust Company, New York, NY.


Item 6.  Selected Financial Data

Information required by this item, with the exception of common stock dividends declared, is incorporated by reference to the information set forth under the caption "Five-Year Summary" on page 41 of the 1994 Annual Report to Shareholders which accompanies this report. Dravo has declared no common stock dividends in the five-year period ending December 31, 1994.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to the information set forth under the captions "Overview", "Results of Operations", "Financial Position and Liquidity" and "Outlook" on pages 18 through 21 of the 1994 Annual Report to Shareholders which accompanies this report, to the information set forth under the caption Note 2: "Discontinued Operations" on pages 28 and 29, Note 3: "Dispositions" on pages 29 and 30, Note 7:
"Commitments" on pages 31 and 32, Note 8: "Contingent Liabilities" on pages 32 and 33, Note 13: "Income Taxes" on pages 36 through 38 and Note 14:
"Extraordinary Item" on page 38 in the Notes to Consolidated Financial Statements of the Annual Report to Shareholders, and to Item 3 - "Legal Proceedings" on pages 7 and 8 of this Form 10-K.



Item 8.  Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to the financial statements and notes thereto set forth on pages 22 through 39, and the Independent Auditors' Report set forth on page 40 of the 1994 Annual Report to Shareholders which accompanies this report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item as to Directors and nominees for Director is incorporated by reference to the information set forth under the caption "Information Concerning Directors and Nominees for Director" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1995.

The following information relates to executive officers of Dravo Corporation who are not directors.

Marshall S. Johnson, Age 53, Vice President, Operations and Engineering since December, 1994, Vice President, Operations, Dravo Lime Company from April, 1992 to December 1994; prior thereto Regional Operations Manager, Dravo Lime Company.

Ernest F. Ladd III, Age 54, Executive Vice President, Chief Financial Officer since December, 1994, Executive Vice President, Finance and Administration from December, 1989 to December, 1994.

John R. Major, Age 50, Vice President, Administration since January, 1989.

James J. Puhala, Age 52, Vice President, General Counsel and Secretary since September, 1987.

Donald H. Stowe, Jr., Age 43, Vice President Sales and Technology since December 1994, Executive Vice President, Sales and Technology, Dravo Lime Company from March, 1992 to December, 1994; prior thereto Sr. Vice President, Sales and Technology, Dravo Lime Company.

Larry J. Walker, Age 42, Controller since December, 1989.

Gregory H. Welch, Age 39, Treasurer since January, 1995; Assistant Treasurer from April, 1994 to January, 1995; prior thereto Cash Manager, Dravo Natural Resources Company.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership by Management of Equity Securities" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1995.


Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information set forth under the caption "Information Concerning Directors and Nominees for Director" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1995.

                                 PART - IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statements

         The following consolidated financial statements of the Registrant are filed pursuant to Item 8 of this Form 10-K and are incorporated herein by reference to the page numbers indicated below in the 1994 Annual Report to Shareholders which accompanies this report.

                Description                                            Page No.
         Consolidated Balance Sheets at December 31, 1994 and 1993       22, 23

         Consolidated Statements of Operations for the years ended
         December 31, 1994, 1993 and 1992                                    24

         Consolidated Statements of Retained Earnings for the years
         ended December 31, 1994, 1993 and 1992                              25

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1994, 1993 and 1992                                26, 27

         Notes to Consolidated Financial Statements                     28 - 39

         Independent Auditors' Report                                        40

     2.  Financial Statement Schedules

         The following financial statement schedules of the Registrant are required and are filed pursuant to this item in this Form 10-K.


               Schedule                                                  Page No.

         Independent Auditors' Report                                         25


         Schedule I.    Condensed Financial Information of
                        Registrant                                       26 - 33

Schedules other than those listed above have been omitted because they are not applicable or because the required information is reported in the financial statements or notes.

(a)  3.  Exhibits

    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

        (i) Asset Purchase Agreement dated as of January 3, 1995 among Dravo Corporation, Dravo Basic Materials Company, Inc., Atchafalaya Mining Company, Inc. and Martin Marietta Materials, Inc. is incorporated by reference to Exhibit 2 of the January 17, 1995 Form 8-K of the Registrant.

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

       (ii) By-laws of the Registrant as amended are filed herein under separate cover.

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

             (b) Amendment dated September 20, 1990 to Credit and Note and
                 Stock Purchase Agreement dated as of September 21, 1988 is incorporated by reference to Exhibit (4) (ii) of the September 30, 1990 Form 10-Q of the Registrant.

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

       (ix) (a) Loan Agreement dated as of December 1, 1978 between Dravo Equipment Company and County of Harrison, Ohio.

                 The Registrant hereby agrees to furnish to the Commission upon request a copy of the instrument listed under exhibit
                 (4)(ix). The instrument does not authorize the issuance of securities in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

        (x) Override Agreement, dated January 21, 1992, between Dravo Corporation, The Prudential Insurance Company of America, First Alabama Bank, PNC Bank, N. A. (formerly Pittsburgh National Bank) and Continental Bank, N. A. is incorporated by reference to
             Exhibit 10.1 of the February 12, 1992 Form 8-K of the Registrant.

       (xi) First Amendment, dated March 10, 1993, to the Override Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4
             (xi) of the December 31, 1992 Form 10-K of the Registrant.

      (xii) Second Amendment, dated March 7, 1994, to the Override Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4
             (xii) of the December 31, 1993 Form 10-K of the Registrant.

     (xiii) First Amendment, dated March 7, 1994, to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4 (xiii) of the December 31, 1993 Form 10-K of the Registrant.

      (xiv) Four copies of the First Amendment, (one each for The Prudential Insurance Company of America, First Alabama Bank, PNC Bank, N.A. and Continental Bank N.A.), dated March 7, 1994, to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 are incorporated by reference to Exhibit 4 (xiv) of the December 31, 1993 Form 10-K of the Registrant.

      (xv) Note Purchase Agreement dated August 1, 1994 between Dravo Black River Limited Partnership and the Prudential Insurance Company of America is incorporated by reference to the August 18, 1994 Form 8-K of the Registrant.

    (xvi) Amendment Agreement dated August 1, 1994 encompassing the Third Amendment to the Override Agreement dated January 21, 1992 and the Second Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to the August 18, 1994 Form 8-K of the Registrant.

    (xvii) Amendment Agreement dated January 3, 1995 encompassing the Fourth Amendment to the Override Agreement dated January 21, 1992 and the Third Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is filed herein under separate cover.

    (10) Material Contracts
          (All of the following, except item 10 (xi), are Management Contracts or Compensatory Plans or Arrangements required to be filed as an Exhibit to this Form 10-K.)

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

       (iv) Dravo Corporation Incentive Compensation Plan is filed herein under separate cover.

        (v) Dravo Corporation Employee Stock Option Plan of 1988, incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 28, 1988.

       (vi) Agreement dated June 1, 1993 between Dravo Corporation and C. A. Torbert, Jr. is incorporated by reference to Exhibit 10 (vii) of the December 31, 1993 Form 10-K of the Registrant.

      (vii)  Agreement dated June 1, 1993 between Dravo Corporation and Ernest
             F. Ladd III is incorporated by reference to Exhibit 10 (viii) of the December 31, 1993 Form 10-K of the Registrant.

     (viii)  Agreement dated June 1, 1993 between Dravo Corporation and Carl
             A. Gilbert is incorporated by reference to Exhibit 10 (ix) of the December 31, 1993 Form 10-K of the Registrant.

    (10)  Material Contracts

        (ix) Agreement dated June 1, 1993 between Dravo Corporation and John
             R. Major is incorporated by reference to Exhibit 10 (xi) of the December 31, 1993 Form 10-K of the Registrant.

        (x) Dravo Corporation Stock Option Plan of 1994 is incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders on April 28, 1994.

       (xi) Noncompetition and Nondisclosure Agreement dated January 3, 1995 by and among Dravo Corporation, Dravo Basic Materials Company, Inc., Dravo Lime Company and Martin Marietta Materials, Inc. is incorporated by reference to Exhibit 10.1 of the January 17, 1995 Form 8-K of the Registrant.

      (xii) Agreement between Dravo Corporation and Carl A. Torbert, Jr. dated December 31, 1994 is filed herein under separate cover.

    (11) Statement Re Computation of Per Share Earnings filed under this cover.

    (13) 1994 Annual Report to Shareholders attached to this report under this cover. Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K.

    (21)  Subsidiaries of the Registrant filed under this cover.

    (23)  Consent of Independent Auditors filed under this cover.

    (24)  Powers of Attorney are filed herein under separate cover.

(b) Reports on Form 8-K

    (i)   On November 15, 1994 the Registrant filed a Form 8-K reporting on
          (a) loan documents related to financing provided by The Prudential Insurance Company of America for the expansion of a lime production facility in Carntown, Kentucky and (b) amendments to previously existing financing agreements to allow for the borrowing of funds under the expansion financing documents.

    (ii) On January 17, 1995 the Registrant filed a Form 8-K reporting on (a) the sale of substantially all the assets of Dravo Basic Materials Company, Inc. (DBM) and (b) a noncompetition and nondisclosure agreement related to the DBM sale. A pro forma balance sheet at September 30, 1994, pro forma statements of operations for the nine months ended September 30, 1994 and 12 months ended December 31, 1993 and explanatory notes to the pro forma financial statements were included in the Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DRAVO CORPORATION

March 29, 1995  By:/s/ CARL A. GILBERT
                   Carl A. Gilbert, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                       Title                      Date

/s/ CARL A. GILBERT              President, Chief Executive
Carl A. Gilbert                  Officer and Director          March 29, 1995

/s/ ERNEST F. LADD III           Executive Vice President,
Ernest F. Ladd III               Chief Financial Officer       March 29, 1995

/s/ LARRY J. WALKER              Controller                    March 29, 1995
Larry J. Walker

*E. EUGENE BISHOP                Director
E. Eugene Bishop                                               March 29, 1995

*ARTHUR E. BYRNES                Director                      March 29, 1995
Arthur E. Byrnes

*JACK EDWARDS                    Director                      March 29, 1995
Jack Edwards

*JAMES C. HUNTINGTON, JR.        Director                      March 29, 1995
James C. Huntington, Jr.

*WILLIAM E. KASSLING             Director                      March 29, 1995
William E. Kassling

*WILLIAM G. ROTH                 Director                      March 29, 1995
William G. Roth

*KONRAD M. WEIS                  Director                      March 29, 1995
Konrad M. Weis

*ROBERT C. WILBURN               Director                      March 29, 1995
Robert C. Wilburn

/s/ ERNEST F. LADD III
*By Ernest F. Ladd III, Attorney-in-fact

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Dravo Corporation:

Under date of February 10, 1995, we reported on the consolidated balance sheets of Dravo Corporation and subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of operations, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. As discussed in Notes 10 and 13 to the consolidated financial statements, the company adopted the method of accounting for postemployment benefits prescribed by Statement of Financial Accounting Standards No. 112 in 1994 and the methods of accounting for postretirement benefits other than pensions and income taxes prescribed by Statements of Financial Accounting Standard Nos. 106 and 109, respectively, in 1993. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in answer to Item 14(a)(2).
The financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our audit report on the consolidated financial statements of Dravo Corporation and subsidiaries referred to above contains an explanatory paragraph that states that a lawsuit and certain claims and assertions have been brought against the company for contract disputes and environmental costs, the outcome of which presently cannot be determined.





                                                  KPMG PEAT MARWICK LLP




New Orleans, Louisiana
February 10, 1995

                      DRAVO CORPORATION (PARENT COMPANY)
          Schedule I - Condensed Financial Information of Registrant
                                Balance Sheets

(In thousands)                                           December 31,
                                                      1994           1993

ASSETS
Current assets:
 Cash and cash equivalents                         $   254        $    37
 Accounts receivable                                 1,605            569
 Notes receivable                                    1,200          1,200
 Current income tax benefit from affiliates          1,941          4,483
 Other current assets                                1,585            316

    Total current assets                             6,585          6,605

 Investments in affiliates                         195,497        193,954
 Notes receivable                                    1,300          2,900
 Deferred income tax benefit from affiliates        24,853         24,853
 Other assets                                       19,241         11,450

 Property, plant and equipment                       6,832          6,832
 Less accumulated depreciation and
  amortization                                       6,818          6,809

  Net property, plant and equipment                     14             23

    Total assets                                  $247,490       $239,785


See accompanying notes to financial statements.

                      DRAVO CORPORATION (PARENT COMPANY)
          Schedule I - Condensed Financial Information of Registrant
                                Balance Sheets

(In thousands)                                          December 31,
                                                     1994           1993

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  2,404       $  1,529
 Accrued insurance                                     567          1,197
 Accrued retirement contribution                     2,388          2,101
 Net liabilities of discontinued operations         13,547          4,454
 Other current liabilities                             675            246

    Total current liabilities                       19,581          9,527

Advances from affiliates                           116,818         96,041
Net liabilities of discontinued operations           8,445         22,130
Other liabilities                                    5,900          2,548

Redeemable preference stock:
 Par value $1, issued 200,000 shares: Series D,
  cumulative, convertible, exchangeable
  (entitled in liquidation to $20.0 million)        20,000         20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870 shares: Series B, $2.475 cumulative,
  convertible, issued 28,386 and 32,386 shares
  (entitled in liquidation to $1.6 million
  and $1.8 million);                                    28             32
  Series D, reported above
 Common stock, par value $1, authorized 35,000,000
  shares; issued 14,985,839 and 14,967,824
  shares                                            14,986         14,968
 Other shareholders' equity                         61,732         74,539

  Total shareholders' equity                        76,746         89,539

   Total liabilities and shareholders' equity     $247,490       $239,785




See accompanying notes to financial statements.

                      DRAVO CORPORATION (PARENT COMPANY)
          Schedule I - Condensed Financial Information of Registrant
                           Statements of Operations

                                                Years ended December 31,
(In thousands)                               1994        1993       1992
General and administrative
 expenses                                  $ (1,433)  $ (1,046)  $  (1,750)
Interest expense                                (16)         --         --
Interest income                                   9          49         60

Loss from continuing operations
 before taxes, affiliate earnings
 and extraordinary item                      (1,440)       (997)    (1,690)
Income tax benefit (provision)               (4,107)     27,834        448

Earnings (loss) from continuing
 operations before affiliate earnings
 and extraordinary item                      (5,547)     26,837     (1,242)
Equity in affiliate earnings                  1,544       8,565     11,560

Earnings (loss) from continuing operations
 before extraordinary item                   (4,003)     35,402     10,318
Loss from discontinued operations            (6,554)    (35,303)        --
Extraordinary item                               --          --      1,573

Net earnings (loss) before cumulative
 effect of change in accounting principle   (10,557)         99     11,891

Cumulative effect of change in
 accounting for income taxes                     --        (276)        --

Net earnings (loss)                        $(10,557)   $   (177)  $ 11,891


See accompanying notes to financial statements.

                        DRAVO CORPORATION (PARENT COMPANY)

            Schedule I - Condensed Financial Information of Registrant
                             Statements of Cash Flows

(In thousands)                                 Years ended December 31,
                                             1994        1993       1992
Cash flows from operating activities:
Earnings (loss) from continuing
  operations                              $ (4,003)   $ 35,402   $ 10,318
Adjustments to reconcile earnings (loss) from
 continuing operations to net cash provided
 (used) by continuing operations activities:
  Depreciation and amortization                  9          13         14
  Equity in earnings of affiliates          (1,544)     (8,565)   (11,560)
  Cumulative effect of change in accounting
   principle for income taxes                   --        (276)        --
  Changes in assets and liabilities:
   Decrease (increase) in accounts
    receivable                              (1,036)        691     (1,245)
   Decrease in notes receivable                 --          --        450
   Decrease (increase) in deferred income
    tax benefits                             2,542      (6,828)     2,631
   Decrease (increase) in other current
    assets                                  (1,269)        334       (160)
   Decrease (increase) in other assets      (7,791)     (1,159)       743
   Increase (decrease) in accounts payable
    and accrued expenses                       961      (2,012)    (5,715)
   Increase (decrease) in other
    liabilities                              3,352        (224)       (26)

Net cash provided (used) by continuing
 operations activities                      (8,779)     17,376     (4,550)

Loss from discontinued operations           (6,554)    (35,303)        --
Increase (decrease) in net liabilities of
 discontinued operations                    (4,592)     21,647    (15,009)
Proceeds from repayment of notes receivable
 from sale of discontinued operations        1,600       1,992      2,631

Net cash used by discontinued operations
 activities                                 (9,546)    (11,664)   (12,378)

Extraordinary item                              --          --      1,573

Net cash provided (used) by operating
 activities                               $(18,325)   $  5,712   $(15,355)


See accompanying notes to financial statements.

                         DRAVO CORPORATION (PARENT COMPANY)
             Schedule I - Condensed Financial Information of Registrant
                              Statements of Cash Flows

(In thousands)                                       Years ended December 31,
                                                   1994       1993       1992
Cash flows from investing activities:
Increase (decrease) in advances from
 subsidiaries                                   $ 20,778    $ (2,893)  $ 17,900
Other, net                                           266        (581)        39

Net cash provided (used) by investing
 activities                                       21,044      (3,474)    17,939


Cash flows from financing activities:
Proceeds from issuance of common stock                42         101         63
Dividends paid                                    (2,544)     (2,554)    (2,561)

Net cash used by financing activities             (2,502)     (2,453)    (2,498)

Net increase (decrease) in cash and cash
 equivalents                                         217        (215)        86
Cash and cash equivalents at beginning
 of year                                              37         252        166

Cash and cash equivalents at end of year        $    254    $     37   $    252


See accompanying notes to financial statements.

                      DRAVO CORPORATION (PARENT COMPANY)
          Schedule I - Condensed Financial Information of Registrant
                         Notes to Financial Statements


Notes 1 through 3, 5 through 15, and 17 to Dravo Corporation's Consolidated Financial Statements have relevance to the parent company financial statements and should be read in conjunction therewith.

Note 1:  Commitments

There was no continuing operations rental expense for 1994, 1993 or 1992. The minimum future rentals under noncancelable operating leases and minimum future rental receipts from subleases to third parties as of December 31, 1994 are indicated in the table below. Of the $11.4 million net minimum payments, $7.9 million has been expensed in connection with discontinued operations.

            (In thousands)
                1995                                  $10,549
                1996                                   10,685
                1997                                   10,828
                1998                                    3,654
                1999                                       --
                After 1999                                 --

                Total minimum payments required        35,716
                Less: Minimum sublease rental
                    receipts                          (24,279)

                Net minimum payments                  $11,437

Note 2:  Income Taxes

The company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) effective January 1, 1993. The cumulative effect of this change in accounting for income taxes of $276,000 is determined as of January 1, 1993 and is reported separately in the Statements of Operations for the year ended December 31, 1993. Prior years financial statements were not restated to apply the provisions of SFAS 109.

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

The income tax benefit (provision) for the years ended December 31 are comprised of the following:

(In thousands)                                          1994       1993
 Provision to offset tax benefits of subsidiaries     $(4,107)   $    --
 Benefit to offset tax liabilities of subsidiaries         --      2,981
 Change in net deferred tax asset                          --     24,853

                                                      $(4,107)   $27,834

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

(In thousands)
                                                        1994       1993
Deferred tax assets:
 Provision for discontinued operations                $ 7,477    $ 9,039
 Accounts receivable, principally due
  to allowance for doubtful accounts                       --        126
 Net operating loss carryforwards                      61,713     59,313
 Investment tax credit carryforwards                    1,506      1,748
 Other                                                    721      2,087

  Total gross deferred tax assets                      71,417     72,313
  Less valuation allowance                             41,882     44,813

  Net deferred tax assets after valuation allowance    29,535     27,500

Deferred tax liabilities:
 Pension accrual                                        4,682      2,647

  Total gross deferred tax liabilities                  4,682      2,647

  Net deferred tax asset                              $24,853    $24,853

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

Note 3:  Dividends

Cash dividends paid to the Registrant for the respective years ended December
31:

(In thousands)
                                           1994      1993      1992
Consolidated affiliates                    $ -0-     $ -0-     $ -0-
50 percent or less owned companies
 accounted for by the equity method         792       586       612


                                       EXHIBITS

                                   Table of Contents

                       Exhibit                                   (Exhibit No.) Page No.

 3. Articles of Incorporation and By-laws

            (ii)    By-laws of the Registrant as amended                (3) 1-11

 4. Instruments Defining the Rights of Security Holders,
    Including Indentures

          (xvii) Amendment Agreement dated January 3, 1995
                 encompassing the Fourth Amendment to the
                 Override Agreement and the Third Amendment
                 to the Amended and Restated Revolving Credit
                 Agreement.                                             (4) 1-19

10. Material Contracts

            (iv) Dravo Corporation Incentive Compensation Plan        (10iv) 1-5

           (xii) Agreement between Dravo Corporation and Carl A.
                 Torbert, Jr.                                       (10xii) 1-10

11. Statement RE Computation of Per Share Earnings                     (11) 1, 2

13. 1994 Annual Report                                                (13) 18-42

21. Subsidiaries of the Registrant                                        (21) 1

23. Consent of Experts and Counsel                                        (23) 1

24. Powers of Attorney                                                  (24) 1-8

27. Financial Data Schedule (EDGAR filing only)                           (27) 1

