Form 10-Q
period 1995-03-31
DRAVO CORP
filed 1995-05-15
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1995

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1995:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,770,680

                     DRAVO CORPORATION AND SUBSIDIARIES

                                    INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

       Consolidated Balance Sheets at March 31, 1995
       and December 31, 1994                                        3, 4

       Consolidated Statements of Operations for the
       Quarters ended March 31, 1995 and 1994                         5

       Consolidated Statements of Cash Flows for the
       Quarters ended March 31, 1995 and 1994                       6, 7

       Notes to Consolidated Financial Statements                   8-13

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        14, 15


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             16


SIGNATURES                                                            17

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                   March 31,     December 31,
                                                     1995            1994
                                                  (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                         $  2,753        $  2,027
 Accounts receivable, net                            17,513         140,602
 Notes receivable, net                                1,598           2,803
 Inventories                                         13,775          12,638
 Other current assets                                 3,709           2,067

  Total current assets                               39,348         160,137

Advances to and equity in joint ventures              2,160           2,536
Notes receivable                                      3,690           5,061
Other assets                                         20,922          21,281
Deferred income taxes                                24,853          24,853

Property, plant and equipment                       209,844         195,333
Less: accumulated depreciation and
 amortization                                       102,534         101,872

  Net property, plant and equipment                 107,310          93,461

    Total assets                                   $198,283        $307,329























See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                  March 31,     December 31,
                                                     1995            1994
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term notes                $  6,084        $ 85,077
 Accounts payable - trade                            19,992          36,257
 Income taxes                                           509             352
 Accrued insurance                                    1,410           2,265
 Accrued retirement contribution                      2,825           2,388
 Net liabilities of discontinued operations           9,722          13,547
 Other current liabilities                           10,467          13,912

  Total current liabilities                          51,009         153,798

Long-term notes                                      36,293          42,440
Net liabilities of discontinued operations            7,018           8,445
Other liabilities                                     5,988           5,900

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 27,386 and 28,386 shares
  (entitled in liquidation to $1.5 million and
  $1.6 million);                                         27              28
  Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 14,992,055
  and 14,985,839                                     14,992          14,986

 Other capital                                       63,573          63,554
 Retained earnings                                    1,919              18
 Treasury stock at cost:
  Common shares 185,291 and 119,221                  (2,536)         (1,840)

 Total shareholders' equity                          77,975          76,746

 Total liabilities and shareholders' equity        $198,283        $307,329





 See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)

                                                    Quarters ended March 31,
                                                      1995            1994
Revenue                                            $ 33,905        $ 57,681
Cost of revenue                                      25,204          50,107

    Gross profit                                      8,701           7,574

Selling, general and administrative expenses          5,191           7,479

    Earnings from operations                          3,510              95

Other income (expense):
 Equity in earnings of joint ventures                   234             337
 Other income                                           179             406
 Interest income                                         75             132
 Interest expense                                    (1,273)         (2,241)

    Net other income (expense)                         (785)         (1,366)

Earnings (loss) before taxes                          2,725          (1,271)
Provision for income taxes                              190              --

Earnings (loss) before cumulative
 accounting change                                    2,535          (1,271)
Cumulative effect of accounting change                   --          (1,361)

Net earnings (loss)                                   2,535          (2,632)
Preference dividends                                    634             637

Net earnings (loss) available
 for common shares                                 $  1,901        $ (3,269)

Earnings (loss) per share:
 Operations                                        $   0.13        $  (0.13)
 Cumulative effect of accounting change                  --           (0.09)

 Total                                             $   0.13        $  (0.22)

Weighted average shares outstanding                  14,912          14,852










See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)

                                                    Quarters ended March 31,
                                                      1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                $  2,535        $ (1,271)
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                       2,151           4,417
  Change in accounting principle                         --          (1,361)
  Gain on sale of assets                                 --            (406)
  Equity in joint ventures                              376            (263)
  Changes in assets and liabilities:
   Decrease in accounts receivable                    2,625           3,721
   Decrease in notes receivable                          77              92
   Decrease (increase) in inventories                (1,137)          1,841
   Increase in other current assets                  (1,368)         (3,320)
   Increase (decrease) in accounts payable
    and accrued expenses                            (19,448)          3,020
   Increase (decrease) in taxes payable                 157             (77)
   Decrease (increase) in other assets                  359          (2,438)
   Increase in other liabilities                         88              59

Net cash provided (used) by continuing
 operations activities                              (13,585)          4,014

Decrease in net liabilities of discontinued
 operations                                          (4,952)         (2,010)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                 2,200             400

Net cash used by discontinued operations
 activities                                          (2,752)         (1,610)

Net cash provided (used) by operating
 activities                                         (16,337)          2,404

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                       120,464             652
 Additions to property, plant and equipment         (16,954)         (5,466)
 Other, (net)                                            (1)              1

Net cash provided (used) by investing activities   $103,509        $ (4,813)






See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)

                                                   Quarters ended March 31,
                                                       1995            1994
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $     --        $  4,000
 Principal payments under long-term notes           (85,140)           (517)
 Proceeds from issuance of common stock                  24              23
 Purchase of treasury stock                            (696)             --
 Dividends on preference stock                         (634)           (637)

Net cash provided (used) by financing activities    (86,446)          2,869

Net increase in cash and cash equivalents               726             460
Cash and cash equivalents at beginning of
 period                                               2,027             808

Cash and cash equivalents at end of period         $  2,753        $  1,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)             $  1,748         $ 2,237
  Income tax                                             33              77



























See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Dravo Corporation and its majority-owned subsidiaries (the company). The principal subsidiaries are Dravo Lime company, one of the nation's largest lime producers, and Dravo Basic Materials Company, Inc. (DBM). The company completed a transaction on December 30, 1994 in which it sold substantially all the assets and certain liabilities of DBM. The assets and liabilities sold have been removed from the company's March 31, 1995 and December 31, 1994 balance sheets. The March 31, 1994 statement of operations includes the results of DBM for the quarter. Significant intercompany balances and transactions have been eliminated in the consolidation process.

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

(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                                   March 31,    December 31,
                                                      1995          1994
         Finished goods                             $ 1,880        $ 1,834
         Materials and supplies                      11,895         10,804

         Net inventories                            $13,775        $12,638

Inventories are valued at average production cost or market, whichever is lower. The cost of products produced includes raw materials, direct labor, and operating overhead.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(3)  Contingent Liabilities

The company has been notified by the federal Environmental Protection Agency (EPA) that the EPA believes the company is a potentially responsible party (PRP) for the clean-up of soil and groundwater contamination at four subsites in Hastings, Nebraska. The Hastings site is one of the EPA's priority sites for taking remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

At one of these subsites, a municipal landfill, the company believes it could not have disposed of hazardous wastes at the particular subsite because the landfill was closed prior to the time the company and its predecessor initiated the operation which generated the type of hazardous substances found at this subsite. Other PRPs, including the local municipality, have agreed to perform the remedial investigation and to design soil and groundwater remedies at this subsite.

The company has also been notified by EPA that EPA considers it a PRP at another municipal landfill in Hastings. At least three other parties (including the City of Hastings) are considered by EPA to be PRPs at this second subsite. At this subsite, the company has concluded that the City of Hastings is responsible for a proper closure of the landfill and the remediation of any release of hazardous substances. In January, 1994, EPA invited the company and the other PRPs to make an offer to conduct a remedial investigation and feasibility study (RI/FS) of this subsite and stated that the EPA was in the process of preparing a work plan for the RI/FS. None of the PRPs has volunteered to undertake the RI/FS.

With respect to the third subsite, the company and two other PRPs have been served with administrative orders directing them to undertake soil remediation and interim groundwater remediation at that subsite. The company is currently complying with these orders while reserving its right to seek reimbursement from the United States for its costs if it is determined it is not liable for response costs or if it is required to incur costs because of arbitrary, capricious or unreasonable requirements imposed by the EPA.

The EPA has taken no legal action with respect to its demand that the company and the other PRPs pay its past response costs. A total of five parties have been named by the EPA as PRPs at this subsite, but two of them have been granted de minimis status. The company believes other persons should also be named as PRPs.

The fourth subsite is a former naval ammunition depot which was subsequently converted to an industrial park. The company and its predecessor owned and operated an HVAC facility in this industrial park. To date the company's investigation indicates that it did not cause the release of hazardous substances in this subsite during the time it owned and operated the facility. The United States has undertaken to conduct the remediation of this subsite.

                   DRAVO CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

In addition to subsite clean-up, the EPA is seeking a clean-up of area-wide contamination associated with all of the subsites in and around Hastings, Nebraska. The company, along with other Hastings PRPs, has recommended that the EPA adopt institutional controls as the area-wide remedy in Hastings. EPA has indicated some interest in this proposal but has decided to first conduct an area-wide remedial investigation before choosing a remedy.

On August 10, 1992 the company filed suit in the Alabama District Court against its primary liability insurance carriers and one of its predecessor's insurers, seeking a declaratory judgment that the company is entitled to a defense and indemnity under its contracts of insurance (including certain excess policies provided by one of the primary carriers) with regard to the third Hastings subsite. The company recently settled the claim against its predecessor's insurer, but the case against the company's insurers is still in litigation. An award of punitive damages is also being sought against the company's insurers for their bad faith in failing to investigate the company's claim and/or denying the company's claim. The company has notified its primary and excess general liability carrier, as well as the excess carrier of its predecessor, of the receipt of its notice of potential liability at the first, second and fourth subsites.

Estimated total clean-up costs, including capital outlays and future maintenance costs for soil and groundwater remediation of approximately $18 million, are based on independent engineering studies. Included in the discontinued operations provision is the company's estimate that it will participate in 33 percent of these remediation costs. The company's estimated share of the costs is based on its assessment of the total clean-up costs, its potential exposure, and the viability of other named PRPs.

                   DRAVO CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

In 1990, the company filed an action now pending in Luzerne County, Pennsylvania alleging breach of contract and unjust enrichment arising out of the termination of a construction contract for the Hazleton Gasification Facility Expansion. The suit named as defendants Continental Energy Associates (CEA), the project owner; Continental Cogeneration Corporation (CCC), the general partner of CEA; and Swiss Bank Corporation, the project lender. CEA and CCC filed a separate suit against the company which, as amended, seeks damages for breach of contract, negligent design and construction, negligent misrepresentation, fraud and tortious interference with the contract of surety. The two suits, along with a third action commenced by CEA and CCC against the company's surety, the Insurance Company of North America, have been consolidated. Documents produced by CEA and CCC during the course of discovery allege claims at an amount from approximately $10 million to approximately $35 million. However, the construction contract contains a provision limiting damages to the value of the contract (a net of approximately $10 million) which the company would seek to have specifically enforced.

In late 1994, both CEA and CCC filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. In January 1995, the Bankruptcy Court entered an order approving non-binding mediation of the dispute with the company.

As a result of the mediation, CEA, CCC and the company have reached an agreement in principle setting forth the terms of a full and final settlement of the dispute. The settlement is subject to (i) negotiation of a definitive settlement agreement signed by the parties, (ii) approval of the Bankruptcy Court and (iii) payment by the company of $2.8 million. The company's contribution to the settlement will be charged against the previously established reserve for discontinued operations.

Other claims and assertions made against the company will be resolved, in the opinion of management, without material additional charges to earnings.

The company has asserted claims that management believes to be meritorious, but no estimate can be made at present of the timing or the amount of recovery.

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

The remaining discontinued operations' assets and liabilities at March 31, 1995 and December 31, 1994 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

($ in 000's)                                  March 31,     December 31,
                                                1995            1994
Current assets:
 Accounts and retainers receivable            $     --       $     24

   Total current assets                             --             24

 Accounts and retainers receivable                 444            444
 Other                                           5,125          5,121

   Total assets                               $  5,569       $  5,589

Current liabilities:
 Accounts and retainers payable               $     72       $     63
 Accrued loss on leases                          2,305          2,315
 Other                                           7,345         11,193

   Total current liabilities                     9,722         13,571

 Accrued loss on leases                          5,083          5,632
 Other                                           7,504          8,378

   Total liabilities                          $ 22,309       $ 27,581

 Net liabilities and accrued loss
  on leases of discontinued operations        $(16,740)      $(21,992)


                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(5)   Pro forma Information

      The company completed a transaction on December 30, 1994 in which it sold to Martin Marietta Materials, Inc. (Martin Marietta), effective January 3, 1995, substantially all the assets of its construction aggregates business. Assets sold included the assets, properties and leases of Dravo Basic Materials Company, Inc. (DBM), a wholly-owned subsidiary of the company, and Atchafalaya Mining Company, Inc. (AMC), a wholly-owned subsidiary of DBM, used in the production, marketing, distribution and sale of various aggregate products. Also sold was the capital stock of Dravo Bahama Rock Limited (DBR), a wholly-owned foreign subsidiary of DBM.

      Proforma data is provided below for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the disposition had been effected on the pro forma dates, or other results which may be obtained in the future.

      The following pro forma statement of operations presents the results of operations assuming the disposition had been completed as of the beginning of 1994. Adjustments have been made to exclude the results of DBM, to decrease interest expense for loans prepaid in early 1995 from the sale proceeds, and to record interest income at overnight investment rates for cash received in excess of liabilities paid.

      ($ in 000's, except per share data)
                                               Quarters ended March 31,
                                                 1995           1994
                                                Actual        Pro Forma
      Revenue                                  $ 33,905        $ 30,063
      Gross profit                                8,701           6,829
      Selling, general and
       administrative expenses                    5,191           4,446
      Other income                                  488             835
      Interest expense                           (1,273)         (1,127)
      Earnings (loss) before taxes                2,725           2,091
      Income tax expense                            190             146
      Earnings (loss) from
       continuing operations                      2,535           1,945
      Earnings (loss) per share,
       continuing operations                       0.13            0.09


                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


The company completed a transaction on December 30, 1994 in which it sold to Martin Marietta Materials, Inc., effective January 3, 1995, substantially all the assets of its construction aggregates business, Dravo Basic Materials Company, Inc. (DBM). As a result, the company has one principal operating subsidiary, Dravo Lime Company, a major U. S. lime producer.

The statement of operations for the first quarter ended March 31, 1994 includes DBM; a period in which DBM generated nearly 50 percent of the company's revenue but only 10 percent of its gross profit. For a meaningful comparison, the current year's results should be compared to last year's results on a pro forma basis. The pro forma results assume the DBM sales transaction occurred prior to 1994 and are presented in Note 5 of the Notes to Consolidated Financial Statements.

Net earnings for the first quarter of 1995 were $1.9 million, or 13 cents per common share, compared to a $2.6 million loss, or $.22 per share, last year. Last year's results included a $1.4 million charge, nine cents per share, related to adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". While revenue was down $23.8 million from last year's actual that included DBM, lime revenue increased $3.8 million from last year. Demand for lime from electric utilities and key non-utility markets, particularly steel and pulp & paper, was robust. Lime gross profit increased $1.1 million, or 15 percent, on the strong demand. Also contributing to the net earnings improvement was a substantial reduction in interest expense as the company used the proceeds from the DBM sale to reduce debt.

Significant changes in the company's balance sheet from year-end 1994 to March 31, 1995 occurred as a result of the collection of $120.5 million on January 3, 1995 from the sale of DBM's assets. The proceeds were used to reduce debt over $85 million and to satisfy $15 million of DBM's accounts payable. Property, plant and equipment increased over $13 million during the first quarter, primarily due to construction of two new lime kilns and related material handling equipment at the company's Black River lime facility in northern Kentucky.

The expansion of the Black River facility is nearly complete. Both kilns have started initial production and are going through a shake-down period. The kilns are expected to be at full capacity during the second quarter, increasing the company's lime production capability by 700,000 tons-per-year.

                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)


On May 11, 1995, the company reached an agreement in principle to settle a long-standing dispute with Continental Energy Associates (CEA), the owner of a coal gasification facility built by Dravo in Hazleton, Pennsylvania. Currently in reorganization, CEA has committed as part of this agreement in principle to seek approval for the settlement from the
U. S. Bankruptcy Court. After it is approved the settlement would resolve all disputes between the various parties involved in the matter. The agreement calls for the company to make a $2.8 million lump sum payment to CEA. The payment will be charged against the previously established reserve for discontinued operations and, therefor, will not impact current earnings.

                   DRAVO CORPORATION AND SUBSIDIARIES

                      PART II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             The following is filed as an exhibit to Part I of
              this Form 10-Q:

               Exhibit No. 11 - Statement re computation of
                per share earnings.

         (b) Reports on Form 8-K

             On January 17, 1995 the company filed a Form 8-K reporting on (a) the sale of substantially all the assets of Dravo Basic Materials Company, Inc. (DBM) and (b) a noncompetition and nondisclosure agreement related to the DBM sale. A pro forma balance sheet at September 30, 1994, pro forma statements of operations for the nine months ended September 30, 1994 and 12 months ended December 31, 1993 and explanatory notes to the pro forma financial statements were included in the Form 8-K.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         DRAVO CORPORATION
                                         (Registrant)




Date: May 12, 1995                       /s/ERNEST F. LADD III
                                         Ernest F. Ladd III
                                         Executive Vice President and
                                         Chief Financial Officer


Date: May 12, 1995                       /s/LARRY J. WALKER
                                         Larry J. Walker
                                         Controller
                                         (Principal Accounting Officer)