Form 10-Q
period 1995-06-30
DRAVO CORP
filed 1995-08-11
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1995

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1995:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,700,296




                     DRAVO CORPORATION AND SUBSIDIARIES

                                    INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

       Consolidated Balance Sheets at June 30, 1995
       and December 31, 1994                                         3, 4

       Consolidated Statements of Operations for the
       Quarters ended June 30, 1995 and 1994                            5

       Consolidated Statements of Operations for the
       Six months ended June 30, 1995 and 1994                          6

       Consolidated Statements of Cash Flows for the
       Quarters ended June 30, 1995 and 1994                         7, 8

       Notes to Consolidated Financial Statements                  9 - 14

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         15, 16


PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security
                Holders                                                17

      Item 6.  Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                             18




















                                     -2-
                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                   June 30,      December 31,
                                                     1995            1994
                                                  (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                         $    399        $  2,027
 Accounts receivable, net                            24,811         140,602
 Notes receivable, net                                1,421           2,803
 Inventories                                         13,433          12,638
 Other current assets                                 2,409           2,067

  Total current assets                               42,473         160,137

Advances to and equity in joint ventures              2,384           2,536
Notes receivable                                      3,614           5,061
Other assets                                         19,805          21,281
Deferred income taxes                                24,853          24,853

Property, plant and equipment                       215,084         195,333
Less: accumulated depreciation and
 amortization                                       104,678         101,872

  Net property, plant and equipment                 110,406          93,461

    Total assets                                   $203,535        $307,329























See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                   June 30,      December 31,
                                                     1995            1994
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes                $  6,080        $ 85,077
 Accounts payable - trade                            18,213          36,257
 Income taxes                                           621             352
 Accrued insurance                                    1,226           2,265
 Accrued retirement contribution                        909           2,388
 Net liabilities of discontinued operations           8,859          13,547
 Other current liabilities                            7,683          13,912

  Total current liabilities                          43,591         153,798

Long-term notes                                      49,438          42,440
Net liabilities of discontinued operations            5,904           8,445
Other liabilities                                     6,091           5,900

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 27,386 and 28,386 shares
  (entitled in liquidation to $1.5 million and
  $1.6 million);                                         26              28
  Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,038,771
  and 14,985,839                                     15,039          14,986

 Other capital                                       63,920          63,554
 Retained earnings                                    4,005              18
 Treasury stock at cost:
  Common shares 345,691 and 119,221                  (4,479)         (1,840)

 Total shareholders' equity                          78,511          76,746

 Total liabilities and shareholders' equity        $203,535        $307,329





See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)

                                                    Quarters ended June 30,
                                                      1995            1994
Revenue                                            $ 35,697        $ 72,628
Cost of revenue                                      26,217          59,982

    Gross profit                                      9,480          12,646

Selling, general and administrative expenses          5,502           7,337

    Earnings from operations                          3,978           5,309

Other income (expense):
 Equity in earnings of joint ventures                   234             441
 Other income                                             3             210
 Interest income                                          0             212
 Interest expense                                    (1,291)         (2,397)

    Net other income (expense)                       (1,054)         (1,534)

Earnings before taxes                                 2,924           3,775
Provision for income taxes                              206             626

Net earnings                                          2,718           3,149
Preference dividends                                    634             636

Net earnings available
 for common shares                                 $  2,084        $  2,513

Earnings per share:
 Operations                                        $   0.14        $   0.17

Weighted average shares outstanding                  14,896          14,923










See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)

                                                    Six Months ended June 30,
                                                      1995            1994
Revenue                                            $ 69,602       $ 130,309
Cost of revenue                                      51,421         110,089

    Gross profit                                     18,181          20,220

Selling, general and administrative expenses         10,693          14,816

    Earnings from operations                          7,488           5,404

Other income (expense):
 Equity in earnings of joint ventures                   468             778
 Other income                                           182             616
 Interest income                                         75             344
 Interest expense                                    (2,564)         (4,638)

    Net other income (expense)                       (1,839)         (2,900)

Earnings before taxes                                 5,649           2,504
Provision for income taxes                              396             626

Earnings before cumulative
 accounting change                                    5,253           1,878
Cumulative effect of accounting change                   --          (1,361)

Net earnings                                          5,253             517
Preference dividends                                  1,268           1,273

Net earnings (loss) available
 for common shares                                 $  3,985          $ (756)

Earnings (loss) per share:
 Operations                                        $   0.27         $  0.04
 Cumulative effect of accounting change                  --           (0.09)

 Total                                             $   0.27        $  (0.05)

Weighted average shares outstanding                  14,908          14,855









See accompanying notes to consolidated financial statements.


                                     -6-
                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)


                                                    Six Months ended June 30,
                                                      1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $  5,253         $ 1,878
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                       4,297           8,722
  Change in accounting principle                         --          (1,361)
  Gain on sale of assets                                 --            (616)
  Equity in joint ventures                              152            (194)
  Changes in assets and liabilities:
   Increase in accounts receivable                   (4,673)         (1,448)
   Decrease in notes receivable                         329             670
   Decrease (increase) in inventories                  (795)          2,594
   Increase in other current assets                     (68)         (2,575)
   Increase (decrease) in accounts payable
    and accrued expenses                            (26,111)         12,332
   Increase in taxes payable                            269             346
   Decrease (increase) in other assets                1,476          (2,870)
   Decrease in deferred tax asset                        --             413
   Increase in other liabilities                        191              75

Net cash provided (used) by continuing
 operations activities                              (19,680)         17,966

Decrease in net liabilities of discontinued
 operations                                          (6,929)         (3,866)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                 2,200             800

Net cash used by discontinued operations
 activities                                          (4,729)         (3,066)

Net cash provided (used) by operating
 activities                                         (24,409)         14,900

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                       120,464           1,021
 Additions to property, plant and equipment         (22,196)        (18,079)
 Other, (net)                                             1               1

Net cash provided (used) by investing activities   $ 98,269        $(17,057)





See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)

                                                   Six Months ended June 30,
                                                       1995            1994
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $ 13,148        $  4,700
 Principal payments under long-term notes           (85,148)         (1,016)
 Proceeds from issuance of common stock                 419              41
 Purchase of treasury stock                          (2,639)             --
 Dividends on preference stock                       (1,268)         (1,273)

Net cash provided (used) by financing activities    (75,488)          2,452

Net increase (decrease) in cash and
 cash equivalents                                    (1,628)            295
Cash and cash equivalents at beginning of
 period                                               2,027             808

Cash and cash equivalents at end of period         $    399        $  1,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)             $  3,073        $  4,558
  Income tax                                            127            (133)

























See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Dravo Corporation and its majority-owned subsidiaries (the company). The principal subsidiaries are Dravo Lime company, one of the nation's largest lime producers, and Dravo Basic Materials Company, Inc. (DBM). The company completed a transaction on December 30, 1994 in which it sold substantially all the assets and certain liabilities of DBM. The assets and liabilities sold have been removed from the company's June 30, 1995 and December 31, 1994 balance sheets. The June 30, 1994 statement of operations includes the results of DBM for the quarter. Significant intercompany balances and transactions have been eliminated in the consolidation process.

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

(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                                    June 30,     December 31,
                                                      1995           1994
         Finished goods                             $ 1,751        $ 1,834
         Materials and supplies                      11,682         10,804

         Net inventories                            $13,433        $12,638

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

At one of these subsites, a municipal landfill, the company believes it could not have disposed of hazardous wastes at the particular subsite because the landfill was closed prior to the time the company and its predecessor initiated the operation which generated the type of hazardous substances found at this subsite. Other PRPs, including the local municipality, have agreed to perform the remedial investigation and to design soil and groundwater remedies at this subsite. The company has agreed to participate in an EPA initiated allocation proceeding for this subsite.

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



                                  -10-
                   DRAVO CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

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





                                  -11-
                   DRAVO CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

In late 1994, both CEA and CCC filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. In January 1995, the Bankruptcy Court entered an order approving non-binding mediation of the dispute with the company.

As a result of the mediation, CEA, CCC and the company have reached an agreement setting forth the terms of a full and final settlement of the dispute. The settlement is subject to approval of the Bankruptcy Court and payment by the company of $2.8 million. The Court will conduct a hearing on the proposed agreement August 14, 1995. The company's contribution to the settlement will be charged against the previously established reserve for discontinued operations.

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

The remaining discontinued operations' assets and liabilities at June 30, 1995 and December 31, 1994 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

($ in 000's)                                   June 30,     December 31,
                                                 1995           1994
Current assets:
 Accounts and retainers receivable            $     --       $     24

   Total current assets                             --             24

 Accounts and retainers receivable                 444            444
 Other                                           5,121          5,121

   Total assets                               $  5,565       $  5,589

Current liabilities:
 Accounts and retainers payable               $     63       $     63
 Accrued loss on leases                          2,279          2,315
 Other                                           6,517         11,193

   Total current liabilities                     8,859         13,571

 Accrued loss on leases                          4,534          5,632
 Other                                           6,935          8,378

   Total liabilities                          $ 20,328       $ 27,581

 Net liabilities and accrued loss
  on leases of discontinued operations        $(14,763)      $(21,992)




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

      Pro forma data is provided below for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the disposition had been effected on the pro forma dates, or other results which may be obtained in the future.

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


      ($ in 000's, except per share data)

                                     Quarters ended      Six Months ended
                                        June 30,             June 30,
                                     1995       1994       1995      1994
                                    Actual    Pro Forma   Actual   Pro Forma

      Revenue                      $ 35,697   $ 31,238   $ 69,602   $ 61,301
      Gross profit                    9,480      8,552     18,181     15,381
      Selling, general and
       administrative expenses        5,502      4,321     10,693      8,767
      Other income                      237        825        725      1,660
      Interest expense               (1,291)    (1,176)    (2,564)    (2,303)
      Earnings before taxes           2,924      3,880      5,649      5,971
      Income tax expense                206        272        396        418
      Earnings from continuing
       operations                     2,718      3,608      5,253      5,553
      Earnings per share,
       continuing operations           0.14       0.20       0.27       0.29




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

The statements of operations for the quarter and six month periods ending June 30, 1994 include DBM. For a more meaningful comparison, the current year's results should be compared to last year's results on a pro forma basis. The pro forma results assume the DBM sales transaction occurred prior to 1994 and are presented in Note 5 of the Notes to Consolidated Financial Statements.

Second quarter earnings were $2.7 million, or 14 cents per common share, compared to $3.1 million, or $.17 per share, last year. Gross profit from lime operations was up $725,000 over the year ago quarter as the demand for lime continues to be very strong. While selling, administrative and interest expenses were significantly lower than last year, they did not offset the income generated by DBM in the second quarter of 1994. The second quarter typically was a strong period for DBM. Administrative expenses were higher than anticipated due to costs in closing the company's offices in Mobile, Alabama and start-up costs associated with outsourcing of the company's mainframe computer and payroll functions.

Year-to-date earnings of $5.3 million, or 27 cents per share, far exceeded last year's earnings of $517,000, or a loss of five cents per share after payment of preferred dividends. The improvement reflects strong demand for lime from electric utilities and key non-utility markets, particularly
steel and pulp & paper.   Also contributing to the net earnings
improvement was a substantial reduction in general and administrative expenses due to reduced personnel levels and interest expense as the company used the proceeds from the DBM sale to reduce debt. Last year's results included a $1.4 million charge, nine cents per share, related to adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

Significant changes in the company's balance sheet from year-end 1994 to June 30, 1995 occurred as a result of the collection of $120.5 million on January 3, 1995 from the sale of DBM's assets. The proceeds were used to reduce debt over $85 million, satisfy DBM's accounts payable and finance ongoing capital projects.

Capital expenditures of $17 million are primarily due to construction of two new lime kilns and related material handling equipment at the company's Black River lime facility in northern Kentucky. The expansion of the Black River facility is nearly complete. Delays in the completion of the product handling and loadout phases of the project and a prolonged start-up period for the new kilns are currently being resolved.





                                  -15-
                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)


Also, an aggregates plant is currently under construction at the company's Longview lime facility near Birmingham, Alabama. The plant will enable Longview to convert overburden that is unsuitable for lime production into marketable material, thus reducing lime production costs.

In July, the company's Board of Directors approved a $20 million expansion project for a new kiln and upgrade of underground limestone mining operations at the company's lime facility located near Maysville, Kentucky. The expansion is expected to be completed by the end of 1996 and will increase production capacity by 350,000 tons.

On May 15, 1995, the company reached an agreement to settle a long-standing dispute with Continental Energy Associates (CEA), the owner of a coal gasification facility built by Dravo in Hazleton, Pennsylvania. Currently in reorganization, CEA has committed as part of this agreement to seek approval for the settlement from the U. S. Bankruptcy Court. The Court will conduct a hearing on the proposed agreement August 14, 1995.
If approved, all disputes between the various parties involved in the matter would be resolved. The agreement calls for the company to make a $2.8 million lump sum payment to CEA. The payment will be charged against the previously established reserve for discontinued operations and, therefore, will not impact current earnings.

                   DRAVO CORPORATION AND SUBSIDIARIES

                      PART II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 27, 1995 in Pittsburgh, Pennsylvania. Listed below are the proposals submitted to shareholders in the company's Proxy Statement dated March 27, 1995 and the results of the shareholder votes.


          Election of two directors for a three year term:

                                                For         Withheld

               Carl A. Gilbert               12,831,092      148,702
               William G. Roth               12,746,494      180,100

         Following the election, the company' Board of Directors consisted of Mr. Gilbert, Mr. Roth, Mr. Arthur E. Byrnes, Mr. James C. Huntington, Jr., Mr. William E. Kassling, and Mr. Konrad M. Weis.

          Election of Certified Public Accountants:

                                         For      Against     Abstain

              KPMG Peat Marwick      12,856,573    62,089      34,532


          Shareholder proposal to amend the company's bylaws regarding presentation of individuals nominated by a shareholder to be a
          Director:

                                         For      Against    Abstain

                                       982,955  6,412,186    362,766

     Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             The following is filed as an exhibit to Part I of
              this Form 10-Q:

               Exhibit No. 11 - Statement re computation of
                per share earnings.

         (b) Reports on Form 8-K

             The Company filed a Form 8-K reporting a change in accountants auditing the company's qualified savings plan.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         DRAVO CORPORATION
                                         (Registrant)




Date: August 11, 1995                    /s/ERNEST F. LADD III
                                         Ernest F. Ladd III
                                         Executive Vice President and
                                         Chief Financial Officer


Date: August 11, 1995                     /s/LARRY J. WALKER
                                          Larry J. Walker
                                          Vice President and Controller
                                          (Principal Accounting Officer)