Form 10-Q/A
period 1995-06-30
DRAVO CORP
filed 1995-08-14
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q/A


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





                                         DRAVO CORPORATION
                                         (Registrant)




Date: August 14, 1995                    /s/ERNEST F. LADD III
                                         Ernest F. Ladd III
                                         Executive Vice President and
                                         Chief Financial Officer


Date: August 14, 1995                     /s/LARRY J. WALKER
                                          Larry J. Walker
                                          Vice President and Controller
                                          (Principal Accounting Officer)































                                    -18-