Form 10-Q
period 1995-09-30
DRAVO CORP
filed 1995-11-14
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1995

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1995:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,703,546




                     DRAVO CORPORATION AND SUBSIDIARIES

                                    INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

       Consolidated Balance Sheets at September 30, 1995
       and December 31, 1994                                         3, 4

       Consolidated Statements of Operations for the
       Quarters ended September 30, 1995 and 1994                       5

       Consolidated Statements of Operations for the
       Nine Months ended September 30, 1995 and 1994                    6

       Consolidated Statements of Cash Flows for the
       Nine Months ended September 30, 1995 and 1994                 7, 8

       Notes to Consolidated Financial Statements                  9 - 14

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         15, 16


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                             18























                                     -2-
                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                 September 30,   December 31,
                                                     1995            1994
                                                  (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                         $    176        $  2,027
 Accounts receivable, net                            23,309         140,602
 Notes receivable, net                                1,280           2,803
 Inventories                                         13,279          12,638
 Net assets of disc. operations                         692             --
 Other current assets                                 1,453           2,067

  Total current assets                               40,189         160,137

Advances to and equity in joint ventures              2,469           2,536
Notes receivable                                      3,610           5,061
Other assets                                         25,639          21,281
Deferred income taxes                                24,853          24,853

Property, plant and equipment                       220,616         195,333
Less: accumulated depreciation and
 amortization                                       107,236         101,872

  Net property, plant and equipment                 113,380          93,461

    Total assets                                   $210,140        $307,329






















See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                ($ in 000's)

                                                 September 30,   December 31,
                                                     1995            1994
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes                $  6,087        $ 85,077
 Accounts payable - trade                            13,777          36,257
 Income taxes                                           837             352
 Accrued insurance                                    1,615           2,265
 Accrued retirement contribution                      4,509           2,388
 Net liabilities of discontinued operations             --           13,547
 Other current liabilities                            6,818          13,912

  Total current liabilities                          33,643         153,798

Long-term notes                                      59,072          42,440
Net liabilities of discontinued operations           10,519           8,445
Other liabilities                                     6,034           5,900

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 25,386 and 28,386 shares
  (entitled in liquidation to $1.5 million and
  $1.6 million);                                         25              28
  Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,051,237
  and 14,985,839                                     15,051          14,986

 Other capital                                       64,003          63,554
 Retained earnings                                    6,300              18
 Treasury stock at cost:
  Common shares 347,691 and 119,221                  (4,507)         (1,840)

 Total shareholders' equity                          80,872          76,746

 Total liabilities and shareholders' equity        $210,140        $307,329





See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)

                                                Quarters ended September 30,

                                                       1995            1994
Revenue                                            $ 37,774        $ 75,305
Cost of revenue                                      28,310          62,636

    Gross profit                                      9,464          12,669

Selling, general and administrative expenses          5,440           7,379

    Earnings from operations                          4,024           5,290

Other income (expense):
 Equity in earnings of joint ventures                    96             689
 Other expense                                           --             (50)
 Interest income                                         --             224
 Interest expense                                      (970)         (2,480)

    Net other income (expense)                         (874)         (1,617)

Earnings before taxes                                 3,150           3,673
Provision (benefit) for income taxes                    220            (194)

Net earnings                                          2,930           3,867
Preference dividends                                    633             636

Net earnings available
 for common shares                                 $  2,297        $  3,231

Earnings per share:
 Operations                                        $   0.15        $   0.22

Weighted average shares outstanding                  14,889          14,927










See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
               (unaudited, $ in 000's, except per share data)

                                              Nine Months ended September 30,
                                                     1995          1994
Revenue                                           $ 107,376       $ 205,614
Cost of revenue                                      79,731         172,725

    Gross profit                                     27,645          32,889

Selling, general and administrative expenses         16,133          22,195

    Earnings from operations                         11,512          10,694

Other income (expense):
 Equity in earnings of joint ventures                   564           1,467
 Other income                                           182             566
 Interest income                                         75             568
 Interest expense                                    (3,534)         (7,118)

    Net other income (expense)                       (2,713)         (4,517)

Earnings before taxes                                 8,799           6,177
Provision for income taxes                              616             432

Earnings before cumulative
 accounting change                                    8,183           5,745
Cumulative effect of accounting change                   --          (1,361)

Net earnings                                          8,183           4,384
Preference dividends                                  1,901           1,909

Net earnings available for
 common shares                                     $  6,282         $ 2,475

Earnings (loss) per share:
 Operations                                        $   0.42         $  0.26
 Cumulative effect of accounting change                  --           (0.09)

 Total                                             $   0.42        $   0.17

Weighted average shares outstanding                  14,896          14,931









See accompanying notes to consolidated financial statements.


                                     -6-
                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)


                                              Nine Months ended September 30,
                                                     1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $  8,183         $ 5,745
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                       6,869          13,139
  Change in accounting principle                         --          (1,361)
  Gain on sale of assets                                 --            (566)
  Equity in joint ventures                               67             278
  Changes in assets and liabilities:
   Increase in accounts receivable                   (3,171)         (3,626)
   Decrease in notes receivable                         472             757
   Decrease (increase) in inventories                  (641)          6,581
   Decrease (increase) in other current assets          888          (4,092)
   Increase (decrease) in accounts payable
    and accrued expenses                            (27,423)         16,136
   Increase in taxes payable                            485             485
   Increase in other assets                          (4,358)         (6,894)
   Increase in other liabilities                        134              12

Net cash provided (used) by continuing
 operations activities                              (18,495)         26,594

Decrease in net liabilities of discontinued
 operations                                         (11,865)         (4,738)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                 2,200           1,200

Net cash used by discontinued operations
 activities                                          (9,665)         (3,538)

Net cash provided (used) by operating
 activities                                         (28,160)         23,056

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                       120,464           1,456
 Additions to property, plant and equipment         (27,742)        (39,018)
 Other, (net)                                            51             --

Net cash provided (used) by investing activities   $ 92,773        $(37,562)






See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           (unaudited, $ in 000's)

                                                Nine Months ended September 30,

                                                     1995          1994
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $ 22,749        $  6,900
 Principal payments under long-term notes           (85,156)         (1,477)
 Proceeds from issuance of long-term notes                0          10,980
 Proceeds from issuance of common stock                 511              42
 Purchase of treasury stock                          (2,667)             --
 Dividends on preference stock                       (1,901)         (1,909)

Net cash provided (used) by financing activities    (66,464)         14,536

Net increase (decrease) in cash and
 cash equivalents                                    (1,851)             30
Cash and cash equivalents at beginning of
 period                                               2,027             808

Cash and cash equivalents at end of period         $    176        $    838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)             $  3,941        $  6,970
  Income tax                                            131             (53)























See accompanying notes to consolidated financial statements.

                     DRAVO CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Dravo Corporation and its majority-owned subsidiaries (the company). The principal subsidiary is Dravo Lime company, one of the nation's largest lime producers. The company completed a transaction on December 30, 1994 in which it sold substantially all the assets and certain liabilities of Dravo Basic Materials Company, Inc. (DBM). The assets and liabilities sold have been removed from the company's September 30, 1995 and December 31, 1994 balance sheets. DBM is inactive except for activities associated with winding up its affairs. The statements of operations include the results of DBM for the quarter and for the nine months ended September 30, 1994. Significant intercompany balances and transactions have been eliminated in the consolidation process.

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


(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                                   September 30, December 31,
                                                       1995          1994

         Materials and supplies                    $ 11,460       $ 10,804
         Finished goods                               1,819          1,834

         Net inventories                           $ 13,279       $ 12,638

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

On August 10, 1992 the company filed suit in the Alabama District Court against its primary liability insurance carriers and one of its predecessor's insurers, seeking a declaratory judgment that the company is entitled to a defense and indemnity under its contracts of insurance (including certain excess policies provided by one of the primary carriers) with regard to the third Hastings subsite. The company has settled the claim against its predecessor's insurer, but the case against the company's insurers is still in litigation. An award of punitive damages is also being sought against the company's insurers for their bad faith in failing to investigate the company's claim and/or denying the company's claim. The company has notified its primary and excess general liability carrier, as well as the excess carrier of its predecessor, of the receipt of its notice of potential liability at the first, second and fourth subsites.

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

In 1990, the company filed an action now pending in Luzerne County, Pennsylvania alleging breach of contract and unjust enrichment arising out of the termination of a construction contract for the Hazleton Gasification Facility Expansion. The suit named as defendants Continental Energy Associates (CEA), the project owner; Continental Cogeneration Corporation (CCC), the general partner of CEA; and Swiss Bank Corporation, the project lender. CEA and CCC filed a separate suit against the company which, as amended, seeks damages for breach of contract, negligent design and construction, negligent misrepresentation, fraud and tortious interference with the contract of surety. The two suits, along with a third action commenced by CEA and CCC against the company's surety, the Insurance Company of North America, were consolidated.










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

As a result of the mediation, CEA, CCC and the company reached an agreement setting forth the terms of a full and final settlement of the dispute. The settlement which was approved by the Bankruptcy Court on August 14, 1995 provided for payment by the company of $2.8 million. The company's contribution to the settlement was charged against the previously established reserve for discontinued operations.

Other claims and assertions made against the company will be resolved, in the opinion of management, without material additional charges to earnings.

The company has asserted claims that management believes to be meritorious, but no estimate can be made at present of the timing or the amount of recovery.



































                                  -12-

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

The remaining discontinued operations' assets and liabilities at September 30, 1995 and December 31, 1994 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

($ in 000's)                                  September 30,  December 31,
                                                 1995           1994

Current assets:
 Accounts and retainers receivable            $    107       $     24
 Other                                           5,347             --

   Total current assets                          5,454             24

 Accounts and retainers receivable                 328            444
 Other                                           2,122          5,121

   Total assets                               $  7,904       $  5,589

Current liabilities:
 Accounts and retainers payable               $    158       $     63
 Accrued loss on leases                          2,173          2,315
 Other                                           2,431         11,193

   Total current liabilities                     4,762         13,571

 Accounts and retainers payable                     15            --
 Accrued loss on leases                          3,980          5,632
 Other                                           8,974          8,378

   Total liabilities                          $ 17,731       $ 27,581

 Net liabilities and accrued loss
  on leases of discontinued operations        $ (9,827)      $(21,992)













                                    -13-

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

      ($ in 000's,                   Quarters ended      Nine Months ended
        except per share data)        September 30,        September 30,

                                     1995       1994       1995      1994
                                    Actual    Pro Forma   Actual   Pro Forma

      Revenue                      $ 37,774   $ 32,430   $107,376   $ 93,731

      Gross profit                    9,464      7,827     27,645     23,208

      Selling, general and
       administrative expenses        5,440      4,802     16,133     13,569

      Other income (expense)
       Equity in earnings of
        joint ventures                   96        405        564        985
       Other income                      --         --        182        199
       Interest income                   --        445         75      1,326
       Interest expense                (970)    (1,210)    (3,534)    (3,513)
        Net other income (expense)     (874)      (360)    (2,713)    (1,003)

      Earnings before taxes           3,150      2,665      8,799      8,636

      Income tax expense                220        187        616        605

      Earnings from continuing
       operations                  $  2,930   $  2,478   $  8,183   $  8,031

      Earnings per share,
       continuing operations       $   0.15  $    0.12  $    0.42  $    0.32

                                    -14-

                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

The company completed a transaction on December 30, 1994 in which it sold to Martin Marietta Materials, Inc., effective January 3, 1995, substantially all the assets of its construction aggregates business, Dravo Basic Materials Company, Inc. (DBM). As a result, the company has one principal operating subsidiary, Dravo Lime Company, a major U.S. lime producer.

The statements of operations for the quarter and nine month periods ending September 30, 1994 include DBM. For a more meaningful comparison, the current year's results should be compared to last year's results on a pro forma basis. The pro forma results assume the DBM sales transaction occurred prior to 1994 and are presented in Note 5 of the Notes to Consolidated Financial Statements.

Net earnings for the quarter were $2.9 million, or 15 cents per common share, compared to $3.9 million, or 22 cents per share, in 1994. The third quarter typically was DBM's strongest earnings period and last year it contributed approximately $700,000 to net income, including income from a joint venture shell dredging operation. Earnings from joint ventures are down nearly $600,000 due to higher maintenance expense at a contract mining facility and the sale of the shell dredging operation as part of the DBM transaction. Both revenue and gross profit were significantly higher for the lime business compared to last year. The increased capacity provided by the expansion of the Black River facility and continued strong demand for lime contributed to the improvement. Selling, general and administrative expenses were lower than last year due to personnel reductions and consolidation of the company's administrative functions following the DBM sale. Interest expense is lower due to capitalization of interest associated with the Black River construction project and an overall lower debt level as the company used the proceeds from the DBM sale to reduce debt.

Year-to-date earnings of $8.2 million, 42 cents per share, are $3.9 million, 25 cents per share, higher than last year. Higher tonnage, revenue, gross profit and earnings before interest and tax from lime operations caused part of the improvement. Interest expense was less than half the $7.1 million expensed last year due to lower debt levels and interest capitalization. Earnings from joint ventures are $903,000 lower than last year, for the same reasons stated above in the quarter review, with the contract mining operation accounting for $400,000 of the variance. Last year's results included a $1.4 million charge, nine cents per share, related to adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."
On a pro forma basis, earnings slightly exceeded last year as the improved lime earnings were offset by higher administrative expenses and lower interest income. The variances occur because of differences between actual experience and the assumptions used to calculate the pro forma information. Certain general and administrative expenses that were allocated to DBM last year were removed from expense for pro forma purposes, however, a portion of those expenses must still be supported by continuing operations. The interest variance results from the net




                                  -15-
                   DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

proceeds received from the DBM sale, after debt reduction, actually being used to finance capital improvements instead of being invested and returning interest income at short-term rates as calculated in the pro forma presentation.

Significant changes in the company's balance sheet from year-end 1994 to September 30, 1995 resulted from the collection of $120.5 million on January 3, 1995 from the sale of DBM's assets. The proceeds were used to reduce debt more than $85 million, satisfy DBM's accounts payable and finance ongoing capital projects.

In October, the company issued an order for a new kiln as part of a previously announced $20 million expansion at its Maysville, Kentucky operation. The expansion also includes an upgrade of underground limestone mining operations and will increase production capacity 350,000 tons by early 1997. Construction and permanent financing for the expansion is being negotiated with the company's current bank lenders.

In August 1995, the company paid $2.8 million as its share of a previously announced settlement with Continental Energy Associates (CEA), the owner of a coal gasification facility built by Dravo in Hazleton, Pennsylvania. The payment was charged against the previously established reserve for discontinued operations and, therefore, did not impact current earnings.

                   DRAVO CORPORATION AND SUBSIDIARIES

                      PART II - Other Information



      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  The following is filed as an exhibit to Part I of this Form 10-Q:

                  Exhibit No. 11 - Statement re computation of per share earnings.

            (b)   Reports on Form 8-K

                  The Company filed no Reports on Form 8-K for the quarter ended September 30, 1995.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              DRAVO CORPORATION
                                                   (Registrant)




Date: November 10, 1995                    /s/ERNEST F. LADD III
                                           Ernest F. Ladd III
                                           Executive Vice President and
                                           Chief Financial Officer


Date: November 10, 1995                     /s/LARRY J. WALKER
                                            Larry J. Walker
                                            Vice President and Controller
                                            (Principal Accounting Officer)