Form 10-K
period 1995-12-31
DRAVO CORP
filed 1996-03-28
CIK 30067

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
                    for the fiscal year ended
                        December 31, 1995
                  Commission file number 1-5642

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes XX . No_____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX

Common shares outstanding as of March 22, 1996: 14,710,546
Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1996:  $187,559,462

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference to the extent set forth in Parts I, II and IV of this Report. Portions of the
Proxy Statement for Annual Meeting of Shareholders on April 25, 1996 are incorporated by reference to the extent set forth in
Part III of this Report.







                        TABLE OF CONTENTS
                                                                 Page
PART I
       Item 1.      Business                                     3 - 5

       Item 2.      Properties                                       6

       Item 3.      Legal Proceedings                                7

       Item 4.      Submission of Matters to a Vote
                     of Security Holders                             7

PART  II
       Item 5.     Market for the Registrant's Common
                     Stock and Related Stockholder Matte        8 - 14

       Item 6.      Selected Financial Data                         14

      Item  7.      Management's Discussion  and
                      Analysis  of Financial Condition
                      and  Results of Operations                    14

       Item 8.      Financial Statements and Supplementary Data     14

       Item 9.      Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure         14

PART III
       Item 10.     Directors and Executive Officers of the
                     Registrant                                     15

       Item 11.     Executive Compensation                          16

       Item 12.     Security  Ownership of Certain  Beneficial
                      Owners and Management                         16

       Item 13.     Certain Relationships and Related Transactions  16

PART IV
       Item 14.     Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                       17 - 23

                    Signatures                                      24

                    Independent Auditors' Report on Schedules       25

      Schedule I.  Condensed Financial Information
                     of Registrant                             26 - 33

       Table of Contents for documents filed herein as Exhibits
        3, 4, 10, 11, 13, 21, 23, 24 and 27                         34





                               -2-
                              PART I
Item 1.  Business

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

Late in 1994, the company sold substantially all the assets and certain liabilities of Dravo Basic Materials Company, its construction aggregates subsidiary, to Martin Marietta Materials, Inc. (Martin Marietta). As a result, Dravo is now primarily a lime company operating principally in the United States. Operations are carried on by a wholly-owned subsidiary, Dravo Lime Company (Dravo Lime). Activities include the production of lime for utility, metallurgical, pulp and paper, municipal, construction and miscellaneous chemical and industrial applications. Three major utility companies with whom the company has long-term contracts - American Electric Power, Pennsylvania Power Company and Cincinnati Gas & Electric Company
- each accounted for more than 10 percent of consolidated revenue in 1995. All of the properties on which the company's reserves are located are physically accessible for purposes of mining and processing limestone into lime.

Dravo Lime, one of the nation's largest lime producers, owns and operates three integrated lime production facilities, two in
Kentucky and one in Alabama. In 1995 the Black River plant in Butler, Kentucky completed a two kiln expansion. With the Black River expansion on-line, Dravo Lime's annual quicklime capacity totals approximately three million tons. This capacity will further increase to slightly over 3,300,000 ton-per-year, when a fourth 1,000 ton-per-day kiln now in the process of being engineered and constructed at its Maysville, Kentucky facility is completed in the first quarter of 1997.

The Maysville plant, currently a three kiln, 1,050,000 ton-per-year facility near Maysville, Kentucky, produces a material marketed under the trade name Thiosorbicr Lime, that has a product chemistry ideally suited for removing sulfur dioxide from power plant stack gases. All of Maysville's output is committed under long-term contracts with utility companies in the Ohio Valley region. All contracts contain provisions for price escalation. Owned reserves at the Maysville site are recovered from a mine 950 feet underground and are considered adequate to sustain the future four kiln operation in excess of twenty years. Dravo Lime also holds options on additional limestone reserves to sustain production for an additional thirty year period.



                               -3-
Item 1.  Business (continued)

With the completion of the current two kiln expansion, Dravo Lime's Black River facility is an integrated Thiosorbicr quicklime, high calcium pebble and pulverized quicklime, and bulk and bagged hydrated lime facility. Located along the Ohio River at Butler, Kentucky, Black River has an annual quicklime capacity of 1,350,000 ton-per-year. Of that total, in excess of seventy percent is committed to utility companies and steel and paper customers under contracts with price escalation provisions. Limestone reserves at Black River are recovered from a 600-feet-deep underground mine. At Black River's expanded rate of capacity, reserves are considered adequate to sustain production levels for more than seventy-five years.

The company's Longview facility, located near Birmingham, Alabama, is an integrated facility as well that produces high calcium quicklime, and bulk and bagged hydrated lime from owned limestone reserves. At this plant, Dravo Lime also produces dolomitic quicklime from limestone purchased from a nearby dolomitic stone quarry. Due to its material handling and storage capabilities and its ability to produce high calcium and dolomitic lime, the Longview facility is able to custom blend quicklime to its customers' chemical specifications. Longview's annual production capacity is approximately 570,000 ton-per-year. Limestone at the Longview operation comes from an quarry with recoverable reserves estimated to last approximately twenty years at the current production rate. Ultimately, Dravo Lime expects to convert Longview to an underground mine, providing access to additional reserves sufficient to support current production rates for over sixty years.

In conjunction with the sale of Dravo Basic Materials' assets to Martin Marietta, Dravo Lime entered into agreements appointing Martin Marietta the exclusive distributor of aggregate by-products produced when limestone is crushed and screened into kiln feed. During 1995, an aggregates processing plant was constructed at the Longview facility that is expected to produce from 500,000 to 1,000,000 tons of aggregates annually for purchase by Martin Marietta. A benefit of this installation is to make a marketable by-product, which reduces the cost Dravo Lime incurs to recover the high calcium limestone reserves that are beneath the aggregate quality material.

Dravo Lime products are distributed through quicklime distribution terminals located in Butler and Belle Vernon, Pennsylvania; Porterfield, Ohio; Brunswick, Georgia; and Tampa, Fort Lauderdale and Sanford, Florida. At Baton Rouge, Louisiana, Dravo Lime owns and operates a lime hydration and bagging facility from which quicklime, and bulk and bagged hydrated lime products are distributed.

(b)  Competitive Conditions

Dravo encounters competition at all its operations but believes that its experience, strategically located reserves and technical expertise in the flue gas desulfurization industry give it certain competitive advantages.


                               -4-
Item 1. Business (continued)

Dravo's research and development expenditures were $3.6 million in 1995 and $4.4 million in 1994. Research and development spending in 1996 is expected to exceed $3.1 million. The company expects the research, much of which is being conducted jointly with utility customers, to lower both the capital and operating costs associated with flue gas desulfurization (FGD). A major advancement toward that goal was achieved with the development of a second generation, proprietary ThioClearR FGD technology. An agreement in principle has been reached to develop a commercial scale demonstration using this technology at Applied Energy Services' Beaver Valley cogeneration facility in Monaca, Pennsylvania. Other research projects are aimed at developing proprietary technologies for use in reducing stack gas emissions of combined SOx/NOx and air toxins while recovering and processing salable by-products. Dravo believes that in this field its long-term contracts, accumulated experience and technical skill represent significant competitive advantages.

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

Continuing operations of Dravo Corporation, which are principally domestic in nature, function in one segment, a natural resource business, primarily involved in the production, processing and supply of lime for environmental, metallurgical, pulp and paper, municipal, construction and miscellaneous chemical and industrial applications as well as the development and marketing of related environmental technologies, products and services. Dravo's position as the world's leading producer of lime for flue gas desulfurization applications was enhanced by the passage of the 1990 Clean Air Act Amendments.


Further information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1995 Annual Report to Shareholders which accompanies this report:

       Caption in Annual Report           Page No.
       Results of Operations               12 - 14
       Note 16:  Research and Development       32
       Employees at Year-End                    34





                               -5-
Item 2.  Properties



The following is a listing of principal offices, plants and mines used in operations:


          Use          Location                   Owned or Leased

Executive and general  Pittsburgh, Pennsylvania   Leased
 offices

Production facilities  Saginaw, Alabama           Owned
                       Butler, Kentucky           Owned
                       Maysville, Kentucky        Owned

Distribution sites     Ft. Lauderdale, Florida    Leased
                       Tampa, Florida             Owned/Leased
                       Sanford, Florida           Leased
                       Brunswick, Georgia         Owned/Leased
                       Baton Rouge, Louisiana     Owned
                       Porterfield, Ohio          Leased
                       Aliquippa, Pennsylvania    Leased
                       Butler, Pennsylvania       Leased
                       Belle Vernon, Pennsylvania Leased

The following table shows a summary of the company's reserves at December 31, 1995 and tons mined by Dravo Lime in 1995.

     (Tons in millions)
                          Recoverable           1995
                           Reserves          Production

     Underground Mines:
      Owned                 466.8            5.7
     Quarries:
      Owned                  55.4            1.4

                            522.2            7.1

Additional information required by this item is incorporated by reference to the information set forth under Item 1(a) "General
Development of the Business" on pages 3 through 5 of this Form 10-
K.


                               -6-
Item 3.  Legal Proceedings



Information required by this item is incorporated by reference to the information set forth under the caption Note 8: "Contingent Liabilities" in the Notes to Consolidated Financial Statements on pages 25 and 26 of the 1995 Annual Report to Shareholders which accompanies this report.



Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders for the three months ended December 31, 1995.



                               -7-

                             PART II

Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder            Matters

Information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1995 Annual Report to Shareholders which accompanies this report:

Caption in Annual Report                       Page No.

Common Stock Market Price                            15

Shareholders at year-end                             34

Dividends                                        15, 34

               Description of Dravo Capital Stock

General

Under its Restated Articles of Incorporation ("the Articles"), as amended, Dravo is authorized to issue 1,878,870 shares of preference stock, par value $1.00 per share, and 35,000,000 shares of common stock, par value $1.00 per share. At December 31, 1995 issued preference and common shares were 225,386 and 15,055,237, respectively and there were 347,691 shares of common stock held in the treasury.

Four  series  of  preference  stock  have  been  established   by
resolutions of the Board of Directors: $2.20 Cumulative Convertible Series A Preference Stock ("Series A Preference Stock"), consisting of 26,817 shares, issued on September 1, 1970; $2.475 Cumulative Convertible Series B Preference Stock ("Series B Preference Stock"), consisting of 165,516 shares, issued on June 12, 1973; Series C Preference Stock consisting of 200,000 shares, which are issuable pursuant to the exercise of the rights to purchase stock described below; and $12.35 Series D Cumulative Convertible Exchangeable Preference Stock ("Series D Preference Stock") consisting of 200,000 shares, issued on September 21, 1988. All of the shares of Series A Preference Stock were converted into shares of common stock on April 2, 1978. Presently there are 25,386 shares of Series B Preference Stock and 200,000 shares of Series D Preference Stock issued and outstanding. No shares of Series C Preference Stock have been issued or are outstanding. Other series of preference stock may be created by resolution of the Board of Directors with such dividend, liquidation, redemption, sinking fund and conversion rights as shall be specified therein.

Dividend Rights

The  holders  of the preference stock are entitled to  cumulative dividends,  payable quarterly, which must be paid  and  the  next
quarterly  dividend  set  apart  before  any  dividends   (except
dividends in common stock or any other




                               -8-
Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder
         Matters (continued)

Dividend Rights (continued)

stock ranking after the preference stocks as to dividends and assets) are declared, or paid, or monies set apart for the payment of dividends on any class of stock ranking after the preference stock as to dividends or assets. The rate of dividends payable upon the Series B Preference Stock is $2.475 per annum. The rate of dividends payable upon the Series C Preference Stock is an amount per share (rounded to the nearest cent) equal to the greater of $10.00 or 100 times the aggregate per share amount of all cash and non-cash dividends or other distributions, other than a dividend or distribution payable in shares of common stock, paid on the common stock in the immediately preceding quarter, subject to adjustment in certain events. The rate of dividends payable upon the Series D Preference Stock is 12.35 percent per annum or $12.35 per share, which rate shall be increased by 2 percent per annum if such dividends are not paid on any quarterly dividend payment date until accrued and unpaid dividends on the Series D Preference Stock are paid.

The holders of the common stock are entitled to such dividends as may be declared by the Board of Directors out of assets properly available for that purpose. No common stock dividends have been declared since April, 1987.

Other information required by this item is incorporated by reference to the information set forth under the caption "Note 5:
Notes Payable", in the Notes to Consolidated Financial Statements on pages 24 and 25 of the 1995 Annual Report to Shareholders which accompanies this report.

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

Liquidation Rights

In the event of the voluntary or involuntary liquidation or dissolution of Dravo, or the sale or other disposition of substantially all of its assets, the holders of the Series B Preference Stock shall be entitled to receive the sum of $55 per share plus all accumulated and unpaid dividends thereon; the holders of Series C Preference Stock shall be entitled to receive $100 per share plus all accrued and unpaid dividends plus an amount equal to the holder's pro rata share of the amount that would be available for distribution





                               -9-
Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder            Matters (continued)

Liquidation Rights (continued)

after payment of all liabilities, liquidation preferences and a distribution on the common stock, if any, as determined according to a formula; and the holders of Series D Preference Stock shall be entitled to receive $100 per share plus all accumulated and unpaid dividends thereon. The holders of any other series of preference stock which may be issued shall be entitled to receive the amounts provided for in the resolutions creating such series. The holders of the common stock shall share ratably in the remaining assets, if any.

No Preemptive Rights and Non-assessability

No preemptive rights attach to the common stock or the preference
stock.   Neither  the  holders  of  the  common  stock  nor   the
preference stock are liable to further calls or assessment by Dravo.

Redemption and Sinking Fund Provisions

There are no redemption provisions with respect to the common stock. The Series B Preference Stock may be redeemed, in whole or in part, at the option of Dravo, on not less than 60 days notice, on any quarterly dividend payment date by the payment of $55 per share and all accumulated and unpaid dividends to the redemption date. The Series C Preference Stock may be redeemed as a whole, but not in part, at the option of Dravo, at any time, at a cash price per share based upon the average market value, as defined and adjusted, of the common stock plus all accrued but unpaid dividends. The Series D Preference Stock may be redeemed in whole or in part at the option of Dravo at any time after January 21, 1996, by the payment of $100 per share and all accumulated and unpaid dividends to the redemption date, so long as the current market price (as defined in the Certificate of Designations, Preferences and Rights for the Series D Preference Stock) of the common stock on the date the Board decides to redeem the shares is at least 175 percent of the then effective conversion price for the Series D Preference Stock. Commencing on the first quarterly dividend payment date after September 21, 1998 and annually thereafter, Dravo is required to redeem 50,000 shares of Series D Preference Stock in cash at the redemption price of $100 per share plus all accumulated and unpaid dividends. Dravo is also required (unless certain conditions are met) to redeem all of the then outstanding shares of Series D Preference Stock in cash at $100 per share plus all accumulated and unpaid dividends (a) if Dravo declares or pays or sets apart for payment any dividends or makes any other distribution in cash or other property on or in respect of the common stock or any other class or series of the capital stock of Dravo ranking junior to the Series D Preference Stock as to payment of dividends ("Junior Dividend Stock"), or sets apart money for any sinking fund or analogous fund for the redemption or purchase of any Junior Dividend Stock and (b) upon any merger or consolidation of Dravo if, in connection therewith, the holders of the common stock receive cash, debt instruments or preference stock of the surviving entity which ranks on a parity with or senior to the Series D Preference stock with respect to liquidation, dissolution or winding up or dividends. There are no sinking fund provisions with respect to the common stock or the Series B Preference Stock, Series C Preference Stock or Series D Preference Stock.
                              -10-
Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder            Matters (continued)

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

                              -11-
Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder            Matters (continued)

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

At any time until ten days following the stock acquisition date, Dravo may redeem the rights in whole, but not in part, at a price of $.01 per right. Under certain circumstances set forth in the Rights Agreement, the decision to redeem shall require the concurrence of a majority of the continuing directors, as defined. After the redemption period has expired and prior to the occurrence of a Triggering Event, Dravo's right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10


                              -12-
Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder
        Matters (continued)

Rights to Purchase Series C Preference Stock (continued)

percent or less of the outstanding shares of common stock in a transaction or series of transactions not involving Dravo. Immediately upon action of the Board of Directors ordering redemption of the rights, with, where required, the concurrence of the continuing directors, the rights will terminate and the only right of the holders of rights will be to receive the $.01 redemption price.

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

The Board of Directors has decided not to extend the rights past the April 17, 1996 expiration date.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to a Report on Form 8-K. A copy of the Rights Agreement is available free of charge from Dravo upon the request of any shareholder. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.



                              -13-
Item  5.   Market for the Registrant's Common Stock  and  Related
Stockholder
        Matters (continued)

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

The transfer agent and registrar for the common stock is Continental Stock Transfer & Trust Company, New York, NY.


Item 6.  Selected Financial Data

Information required by this item, with the exception of common stock dividends declared, is incorporated by reference to the information set forth under the caption "Five-Year Summary" on page 34 of the 1995 Annual Report to Shareholders which accompanies this report. Dravo has declared no common stock dividends in the five-year period ending December 31, 1995.


Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and
        Results of Operations

Information required by this item is incorporated by reference to the information set forth under the captions "Overview", "Results of Operations", "Financial Position and Liquidity" and "Outlook" on pages 12 through 15 of the 1995 Annual Report to Shareholders which accompanies this report, to the information set forth under the caption Note 2: "Discontinued Operations" on pages 22 and 23,
Note 3: "Dispositions" on pages 23 and 24, Note 7: "Commitments" on page 25, Note 8: "Contingent Liabilities" on pages 25 and 26,
Note  13:  "Income  Taxes"  on pages  30  and  31  and  Note  14:
"Extraordinary Item" on page 31 in the Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to the financial statements and notes thereto set forth on pages 16 through 33, and the Independent Auditors' Report set forth on page 33 of the 1995 Annual Report to Shareholders which accompanies this report.


Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and              Financial Disclosure

Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item as to Directors and nominees for Director is incorporated by reference to the information set forth under the caption "Information Concerning Directors and Nominees for Director" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 1996.

The following information indicates the position and age at March
22,   1996  of  the  non-director  executive  officers  of  Dravo
Corporation and their business experience during the last five years:

Marshall  S.  Johnson,  Age  54, Vice President,  Operations  and
Engineering  since  December, 1994; Vice  President,  Operations,
Dravo Lime Company from April, 1992 to December 1994; prior thereto Regional Operations Manager, Dravo Lime Company.

Ernest  F.  Ladd  III,  Age 55, Executive Vice  President,  Chief
Financial Officer since December, 1994; Executive Vice President,
Finance and Administration from December, 1989 to December, 1994.

John  R.  Major,  Age  51, Vice President,  Administration  since
January, 1989.

James  J.  Puhala,  Age 53, Vice President, General  Counsel  and
Secretary since September, 1987.

Richard   E.   Redlinger,  Age  44,  Vice  President,   Corporate
Development,  and Treasurer since July, 1995; prior thereto  Vice
President, Finance and Planning, Dravo Lime Company.

Donald H. Stowe, Jr., Age 44, Vice President Sales and Technology since December 1994; Executive Vice President, Sales and Technology, Dravo Lime Company from March, 1992 to December, 1994; prior thereto Sr. Vice President, Sales and Technology, Dravo Lime Company.

Larry  J.  Walker,  Age 43, Vice President and  Controller  since
July, 1995; Controller since December, 1989.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to
the   information   set  forth  under  the   caption   "Executive
Compensation" in the Registrant's Proxy Statement for the  Annual
Meeting of Shareholders on April 25, 1996.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

Information required by this item is incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership by Management of Equity Securities" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 1996.


Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information set forth under the caption "Information Concerning Directors and Nominees for Director" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 25, 1996.

                             PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

(a) 1. Financial Statements

       The following consolidated financial statements of the Registrant are filed pursuant to Item 8 of this Form 10-K and are incorporated herein by reference to the page numbers indicated below in the 1995 Annual Report to Shareholders which accompanies this report.

               Description                                         Page No.
       Consolidated Balance Sheets at December 31, 1995 and 1994    16, 17

       Consolidated Statements of Operations for the years ended
       December 31, 1995, 1994 and 1993                                 18

       Consolidated Statements of Retained Earnings for the years
       ended December 31, 1995, 1994 and 1993                           19

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993                             20, 21

       Notes to Consolidated Financial Statements                  22 - 32

       Independent Auditors' Report                                     33

    2. Financial Statement Schedules

       The following financial statement schedules of the Registrant are required and are filed pursuant to this item in this Form 10-K.


               Schedule                                            Page No.

       Independent Auditors' Report                                    25

       Schedule I.    Condensed Financial Information of
                      Registrant                                  26 - 33

Schedules other than those listed above have been omitted because they are not applicable or because the required information is reported in the financial statements or notes.











                              -17-
Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K
         (continued)

(a)  3. Exhibits

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

                              -18-

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K
        (continued)

(a)  3.        Exhibits (continued)

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

       (vii)   Registration agreement dated as of
               September 21, 1988 between Dravo Corporation and The Prudential Insurance Company of America, is incorporated by reference to Exhibit (4)(vi) of the September 27, 1988 Form 8-K of the Registrant.

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

                              -19-
Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K
        (continued)

(a)  3. Exhibits (continued)

      (4)(ix)    (a)   Loan  Agreement  dated  as  of
                  December   1,  1978  between  Dravo   Equipment
                  Company and County of Harrison, Ohio.

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

        (xv) Amendment Agreement dated August 1, 1994 encompassing the Third Amendment to the Override Agreement dated January 21, 1992 and the Second Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to the August 18, 1994 Form 8-K of the Registrant.




                              -20-
Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K
        (continued)

(a)  3.        Exhibits (continued)

    (4)(xvi)   Amendment Agreement  dated  January  3,
               1995 encompassing the Fourth Amendment to the Override Agreement dated January 21, 1992 and the Third Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4 (xvii) of the December 31, 1994 Form 10-K of the Registrant.

        (xvii) Amendment Agreement dated December  31,
               1995 encompassing the Fifth Amendment to the Override Agreement dated January 21, 1992 and the Fourth Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is filed herein under separate cover.

  (xviii)      Amendment  and  Restatement   of
               Articles  IV, V, VI and Appendix A dated  February
               15,  1996 of the Override Agreement dated  January
               21, 1992 is filed herein under separate cover.



  (10) Material Contracts
         (All of the following, except item 10 (xiv), are Management Contracts or Compensatory Plans or
          Arrangements required to be filed as an Exhibit to this Form 10-K.)

       (i)     Dravo Corporation Executive Death  and
               Disability Income Executive Benefits Plan (now Executive Benefit Plan), approved by the Board of Directors on October 23, 1980, incorporated by reference to Exhibit 10 (i) of the December 31, 1980 Form 10-K of the Registrant, and amendment thereto dated July 1, 1984, incorporated by reference to Exhibit 10 (i) of the December 31, 1984 Form 10-K of the Registrant.

        (ii)   Dravo Corporation Stock Option Plan  of
               1978,  as  amended, incorporated by  reference  to
               Exhibit 10 (vi) of the December 31, 1982 Form 10-K of the Registrant.

       (iii)   Dravo Corporation Long-Term  Incentive
               Award Plan of 1983, as amended, incorporated by reference to Exhibit 10 (iv) of the December 31,
               1987 Form 10-K of the Registrant.

        (iv)   Dravo Corporation Employee Stock Option
               Plan  of  1988, incorporated by reference  to  the
               Proxy   Statement  for  the  Annual   Meeting   of
               Shareholders on April 28, 1988.

        (v)    Dravo Corporation Incentive Compensation
               Plan is filed herein under separate cover.

        (vi)   Dravo Corporation Stock Option Plan  of
               1994, as amended December, 1995, is filed herein under separate cover.

                              -21-
Item  14. Exhibits, Financial Statement Schedules and Reports  on
Form 8-K
(continued)

(a)  3.      Exhibits (continued)

 (10)(vii)     Dravo    Corporation    Non-Employee
               Directors'  Retainer  Fee  Plan,  incorporated  by
               reference   to   the   Registrant's   Registration
               Statement  No. 333-01689 on Form S-8  dated  March
               13, 1996.

      (viii)   Dravo  Corporation  Stock  Incentive
               Compensation Plan, incorporated by reference to the Registrant's Registration Statement No. 333-
               01691 on Form S-8 dated March 13, 1996.

       (ix)    Agreement dated June 1,  1993  between
               Dravo Corporation and Ernest F. Ladd III is incorporated by reference to Exhibit 10 (viii) of the December 31, 1993 Form 10-K of the Registrant.

       (x)     Agreement dated June 1,  1993  between
               Dravo   Corporation  and  Carl   A.   Gilbert   is
               incorporated by reference to Exhibit 10 (ix) of the December 31, 1993 Form 10-K of the Registrant.

       (xi)    Agreement dated June 1,  1993  between
               Dravo   Corporation   and   John   R.   Major   is
               incorporated by reference to Exhibit 10 (xi) of the December 31, 1993 Form 10-K of the Registrant.

       (xii)   Agreement dated June 1,  1993  between
               Dravo Corporation and James J. Puhala is filed herein under separate cover.

        (xiii) Agreement dated January 1, 1995 between
               Dravo Corporation and Donald H. Stowe, Jr., is filed herein under separate cover.

      (xiv)    Noncompetition   and   Nondisclosure
               Agreement dated January 3, 1995 by and among Dravo Corporation, Dravo Basic Materials Company, Inc., Dravo Lime Company and Martin Marietta Materials, Inc. is incorporated by reference to Exhibit 10.1 of the January 17, 1995 Form 8-K of the Registrant.


    (11) Statement Re Computation of Per Share Earnings filed under separate cover.

    (13)  1995  Annual Report to Shareholders  attached  to
          this report under separate cover. Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K.

    (21) Subsidiaries of the Registrant filed under separate cover.

    (23) Consent of Independent Auditors filed under separate cover.


                              -22-
Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K
         (continued)

(a)  3.     Exhibits (continued)

   (24) Powers of Attorney are filed herein under separate cover.



(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended
     December 31, 1995.


                              -23-

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DRAVO CORPORATION

March 27, 1996   By:/s/ CARL A. GILBERT
Carl A. Gilbert, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                   Title            Date

/s/  CARL  A. GILBERT      President, Chief Executive
Carl  A.  Gilbert            Officer and Director      March  27, 1996

/s/  ERNEST  F.  LADD III  Executive Vice President,
Ernest  F.  Ladd III         Chief Financial Officer   March  27, 1996

/s/ LARRY J. WALKER         Vice President and
Larry  J.  Walker            Controller                March  27, 1996

*ARTHUR   E.  BYRNES        Director                   March 27, 1996
Arthur E. Byrnes

*JAMES C. HUNTINGTON, JR.   Director                   March 27, 1996
James C. Huntington, Jr.

*WILLIAM   E.  KASSLING     Director                   March 27, 1996
William E. Kassling

*WILLIAM   G.  ROTH         Director                   March 27, 1996
William G. Roth

*KONRAD   M.  WEIS          Director                   March 27, 1996
Konrad M. Weis

/s/ ERNEST F. LADD III
*By Ernest F. Ladd III, Attorney-in-fact







                              -24-


                  INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Dravo Corporation:

Under date of January 24, 1996, we reported on the consolidated balance sheets of Dravo Corporation and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of operations, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. As discussed in Notes 10 and 13 to the consolidated financial statements, the company adopted the method of accounting for postemployment benefits prescribed by Statement of Financial Accounting Standards No. 112 in 1994 and the methods of accounting for postretirement benefits other than pensions and income taxes prescribed by Statements of Financial Accounting Standard Nos. 106 and 109, respectively, in 1993. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in answer to
Item 14(a)(2). The financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
January 24, 1996






                              -25-

               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                         Balance Sheets


(In thousands)                                  December 31,
                                             1995        1994

ASSETS

Current assets:
 Cash and cash equivalents              $    279    $    254
 Accounts receivable                         879       1,605
 Notes receivable                              -       1,200
 Current income tax benefit
  from affiliates                          5,694       1,941
 Net assets of discontinued operations       923           -
 Other current assets                        434       1,585

     Total current assets                  8,209       6,585

 Investments in affiliates               140,866     195,497
 Notes receivable                              -       1,300
 Deferred income tax benefit
  from affiliates                         24,853      24,853
 Other assets                             19,532      19,241

 Property, plant and equipment             6,832       6,832
 Less accumulated depreciation and
  amortization                             6,824       6,818

  Net property, plant and equipment            8          14

     Total assets                       $193,468    $247,490

See accompanying notes to financial statements.

                              -26-

               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                         Balance Sheets

(In thousands)                                 December 31,
                                            1995        1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                 $  1,566    $  2,404
 Accrued insurance                             -         567
 Accrued retirement contribution           2,423       2,388
 Net liabilities of discontinued operations    -      13,547
 Other current liabilities                   641         675

     Total current liabilities             4,630      19,581

Advances from affiliates                  73,176     116,818
Net liabilities of discontinued operations 9,517       8,445
Other liabilities                          6,290       5,900

Redeemable preference stock:
 Par value $1, issued 200,000 shares: Series D,
  cumulative, convertible, exchangeable
  (entitled in liquidation to $20.0
   million)                               20,000     20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870 shares: Series B, $2.475 cumulative,
  convertible, issued 25,386 and 28,386 shares
  (entitled in liquidation to $1.4 million
  and $1.6 million);                          25          28
  Series D, reported above
 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,055,237
  and 14,985,839                          15,055      14,986
 Other shareholders' equity               64,775      61,732

  Total shareholders' equity              79,855      76,746

     Total liabilities and
      shareholders' equity              $193,468    $247,490


See accompanying notes to financial statements.


                              -27-

               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                    Statements of Operations


                                        Years ended December 31,
(In thousands)                        1995     1994     1993

General and administrative
 expenses                         $  (961)   $ (1,433) $ (1,046)
Interest expense                       (9)        (16)       --
Interest income                         --          9        49

Loss from continuing operations
 before taxes, affiliate earnings
 and extraordinary item              (970)     (1,440)     (997)
Income tax benefit (provision)       3,008     (4,107)   27,834

Earnings (loss) from continuing
 operations before affiliate
 earnings                            2,038     (5,547)  26,837
Equity in affiliate earnings         8,943      1,544    8,565

Earnings (loss) from continuing
  operations                        10,981     (4,003)  35,402
Loss from discontinued operations       --     (6,554) (35,303)

Net earnings (loss) before cumulative
 effect of change in accounting
 principle                          10,981    (10,557)     99

Cumulative effect of change in
 accounting for income taxes            --        --     (276)

Net earnings (loss)                $10,981   $(10,557) $ (177)

See accompanying notes to financial statements.



                              -28-

               DRAVO CORPORATION (PARENT COMPANY)

   Schedule I - Condensed Financial Information of Registrant
                    Statements of Cash Flows

(In thousands)                                     Years ended December 31,
                                                    1995     1994     1993
Cash flows from operating activities:
Earnings (loss) from continuing
  operations                                    $ 10,981  $ (4,003)  $ 35,402
Adjustments to reconcile earnings (loss) from
 continuing operations to net cash provided
 (used) by continuing operations activities:
  Depreciation and amortization                        6         9         13
  Equity in earnings of affiliates                (8,943)   (1,544)    (8,565)
  Cumulative effect of change in accounting
   principle for income taxes                         --        --       (276)
  Changes in assets and liabilities:
   Decrease (increase) in accounts
    receivable                                       726    (1,036)       691
   Decrease (increase) in deferred income
    tax benefits                                  (3,753)    2,542     (6,828)
   Decrease (increase) in other current
    assets                                         1,151    (1,269)       334
   Increase in other assets                       (3,517)   (7,791)    (1,159)
   Increase (decrease) in accounts payable
    and accrued expenses                          (1,404)      961     (2,012)
   Increase (decrease) in other
    liabilities                                      390     3,352       (224)

Net cash provided (used) by continuing
 operations activities                            (4,363)   (8,779)    17,376

Loss from discontinued operations                     --    (6,554)   (35,303)
Increase (decrease) in net liabilities of
 discontinued operations                         (13,099)   (4,592)    21,647
Proceeds from repayment of notes receivable
 from sale of discontinued operations              2,200     1,600      1,992

Net cash used by discontinued operations
 activities                                      (10,899)   (9,546)   (11,664)

Net cash provided (used) by operating
 activities                                     $(15,262) $(18,325)  $  5,712






See accompanying notes to financial statements.

                              -29-

               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                    Statements of Cash Flows

(In thousands)                                      Years ended December 31,
                                                     1995     1994     1993
Cash flows from investing activities:
Increase (decrease) in advances from
 subsidiaries                                    $(68,068)  $20,778 $(2,893)
Dividends received from affiliates                 88,000        --      --
Other, net                                             --       266    (581)

Net cash provided (used) by investing
 activities                                         19,932   21,044  (3,474)


Cash flows from financing activities:
Proceeds from issuance of common stock                 557       42      101
Purchase of treasury stock                          (2,667)      --       --
Dividends paid                                      (2,535)  (2,544)  (2,554)

Net cash used by financing activities               (4,645)  (2,502)  (2,453)

Net increase (decrease) in cash and cash
 equivalents                                            25      217    (215)
Cash and cash equivalents at beginning
 of year                                               254       37      252

Cash and cash equivalents at end of year           $   279  $   254  $    37


See accompanying notes to financial statements.


                              -30-
               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                  Notes to Financial Statements


Notes  1  through 3, 5 through 15, and 17 to Dravo  Corporation's
Consolidated Financial Statements have relevance to the parent company financial statements and should be read in conjunction therewith.

Note 1:  Commitments

There was no continuing operations rental expense for 1995, 1994 or 1993. The minimum future rentals under noncancelable operating leases and minimum future rental receipts from subleases to third parties as of December 31, 1995 are indicated in the table below. Of the $7.5 million net minimum payments, $5.6 million has been expensed in connection with discontinued operations.

       (In thousands)

          1996                        $10,608
          1997                         10,750
          1998                          3,629
          1999                             --
          2000                             --
          After 2000                       --


          Total minimum payments required24,987
          Less: Minimum sublease rental
          receipts                   (17,514)

          Net minimum payments        $ 7,473


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





                              -31-
Note 2:  Income Taxes (continued)


The  income tax benefit (provision) for the years ended  December
31 are comprised of the following:

(In thousands)                                   1995     1994     1993

 Provision to offset tax benefits
  of subsidiaries                              $  --   $(4,107) $    --
 Benefit to offset tax liabilities
  of subsidiaries                              3,008       --     2,981
 Change in net deferred tax asset                 --       --    24,853

                                              $3,008   $(4,107) $27,834

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

(In thousands)

                                                   1995     1994

Deferred tax assets:
 Provision for discontinued operations          $ 3,008  $ 7,477
 Net operating loss carryforwards                67,229   61,713
 Investment tax credit carryforwards              1,411    1,506
 Other                                               --      721

  Total gross deferred tax assets                71,648   71,417
  Less valuation allowance                       38,251   41,882

  Net deferred tax assets after
   valuation allowance                           33,397   29,535

Deferred tax liabilities:
 Pension accrual                                  6,151    4,682
 Other                                            2,393       --

  Total gross deferred tax liabilities            8,544    4,682

  Net deferred tax asset                        $24,853  $24,853

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





                              -32-
Note 3:  Dividends

Cash dividends paid to the Registrant for the respective years ended December 31:

(In thousands)
                                      1995     1994     1993

Consolidated affiliates            $88,000     $-0-     $-0-
50 percent or less owned companies
 accounted for by the equity method    916      792      586



                              -33-


                            EXHIBITS

                        Table of Contents

                 Exhibit                            (Exhibit No.) Page No.

    3. Articles of Incorporation and By-laws

         (ii) By-laws of the Registrant as amended                   (3) 1-11

 4. Instruments Defining the Rights of Security Holders,
    Including Indentures

    (xvii) Amendment Agreement dated December 31, 1995
           encompassing the Fifth Amendment to the
           Override Agreement and the Fourth Amendment
           to the Amended and Restated Revolving Credit
           Agreement.                                            (4xvii) 1-45

  (xviii) Amendment and Restatement of Articles IV, V,
          VI and Appendix A dated February 15, 1996
          of the Override Agreement.                            (4xviii) 1-31

10. Material Contracts

     (v) Dravo Corporation Incentive Compensation Plan              (10v) 1-5

    (vi) Dravo Corporation Stock Option Plan of
           1994, as amended December, 1995.                       (10vi) 1-11

   (xii) Agreement between Dravo Corporation and James J.
           Puhala.                                               (10xii) 1-16

  (xiii) Agreement between Dravo Corporation and Donald H.
           Stowe, Jr.                                           (10xiii) 1-16

11. Statement RE Computation of Per Share Earnings                  (11) 1, 2

13. 1995 Annual Report                                             (13) 12-35

21. Subsidiaries of the Registrant                                     (21) 1

23. Consent of Experts and Counsel                                     (23) 1

24. Powers of Attorney                                               (24) 1-5

27. Financial Data Schedule (EDGAR filing only)                        (27) 1


                                     -34-