Form 10-Q
period 1996-03-31
DRAVO CORP
filed 1996-05-15
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1996

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1996:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,712,546

                DRAVO CORPORATION AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

       Consolidated Balance Sheets at March 31, 1996
       and December 31, 1995                                           3, 4

       Consolidated Statements of Operations for the
       Quarters ended March 31, 1996 and 1995                             5

       Consolidated Statements of Cash Flows for the
       Quarters ended March 31, 1996 and 1995                          6, 7

       Notes to Consolidated Financial Statements                      8-10

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               11


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                               13

                                -2-

               DRAVO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                          ($ in 000's)

                                                    March 31,     December 31,
                                                      1996            1995
                                                  (unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                         $    586        $  1,086
 Accounts receivable, net of allowance
  for uncollectibles of $117 and $934                26,922          24,251
 Notes receivable, net                                1,294           1,296
 Inventories                                         16,377          14,194
 Net assets of discontinued operations                    -             923
 Other current assets                                 1,674           1,322

  Total current assets                               46,853          43,072

Advances to and equity in joint ventures              2,704           2,466
Notes receivable                                      3,491           3,497
Other assets                                         22,745          23,205
Deferred income taxes                                24,853          24,853

Property, plant and equipment                       228,384         225,835
Less: accumulated depreciation and
 amortization                                       112,290         109,667

  Net property, plant and equipment                 116,094         116,168

    Total assets                                   $216,740        $213,261

See accompanying notes to consolidated financial statements.

               DRAVO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                          ($ in 000's)
                                                   March 31,     December 31,
                                                     1996            1995
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term notes                $  6,127        $  6,099
 Accounts payable - trade                            14,163          17,969
 Income taxes                                            83             208
 Accrued insurance                                    1,269           1,639
 Accrued retirement contribution                      2,245           2,423
 Net liabilities of discontinued operations           5,025               -
 Other current liabilities                            4,792           4,969

  Total current liabilities                          33,704          33,307

Long-term notes                                      64,414          64,292
Net liabilities of discontinued operations            9,540           9,517
Other liabilities                                     6,719           6,290

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 25,386 shares
  (entitled in liquidation to $1.4 million);             25              25
  Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,058,237
  and 15,055,237                                     15,058          15,055

 Other capital                                       60,847          60,818
 Retained earnings                                   10,940           8,464
 Treasury stock at cost:
  Common shares 347,691                              (4,507)         (4,507)

 Total shareholders' equity                          82,363          79,855

 Total liabilities and shareholders' equity        $216,740        $213,261

 See accompanying notes to consolidated financial statements.

               DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
         (unaudited, $ in 000's, except per share data)

                                                    Quarters ended March 31,
                                                      1996            1995
Revenue                                            $ 38,224        $ 33,905
Cost of revenue                                      28,486          25,204

    Gross profit                                      9,738           8,701

Selling, general and administrative expenses          5,071           5,191

    Earnings from operations                          4,667           3,510

Other income (expense):
 Equity in earnings of joint ventures                   234             234
 Other income                                             -             179
 Interest income                                          -              75
 Interest expense                                    (1,696)         (1,273)

    Net other income (expense)                       (1,462)           (785)

Earnings before taxes                                 3,205           2,725
Provision for income taxes                               96             190

Net earnings                                          3,109           2,535
Preference dividends                                    633             634

Net earnings available
 for common shares                                 $  2,476        $  1,901

Earnings per share:
 Operations                                        $   0.17        $   0.13

Weighted average shares outstanding                  14,823          14,912

See accompanying notes to consolidated financial statements.

               DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (unaudited, $ in 000's)



                                                    Quarters ended March 31,
                                                      1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $  3,109        $  2,535
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                       2,790           2,151
  Equity in joint ventures                             (238)            376
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable        (2,671)          2,625
   Decrease in notes receivable                           9              77
   Increase in inventories                           (2,183)         (1,137)
   Increase in other current assets                    (352)         (1,368)
   Decrease in accounts payable
    and accrued expenses                             (4,531)        (19,448)
   Increase (decrease) in taxes payable                (125)            157
   Decrease in other assets                             460             359
   Increase in other liabilities                        429              88

Net cash used by continuing
 operations activities                               (3,303)        (13,585)

Increase (decrease) in net liabilities of
 discontinued operations                              5,971          (4,952)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                     -           2,200

Net cash provided (used) by discontinued
 operations activities                                5,971          (2,752)

Net cash provided (used) by operating
 activities                                           2,668         (16,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                             -         120,464
 Additions to property, plant and equipment          (2,716)        (16,954)
 Other, (net)                                             -              (1)

Net cash provided (used) by investing activities   $ (2,716)       $103,509

See accompanying notes to consolidated financial statements.

               DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (unaudited, $ in 000's)
                                                     Quarters ended March 31,
                                                       1996            1995

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $  6,150        $      1
 Principal payments under long-term notes            (6,001)        (85,141)
 Proceeds from issuance of common stock                  32              24
 Purchase of treasury stock                               -            (696)
 Dividends on preference stock                         (633)           (634)

Net cash used by financing activities                  (452)        (86,446)

Net increase (decrease) in cash and
 cash equivalents                                      (500)            726
Cash and cash equivalents at beginning of
 period                                               1,086           2,027

Cash and cash equivalents at end of period         $    586        $  2,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)             $  1,712         $ 1,748
  Income taxes                                          221              33

See accompanying notes to consolidated financial statements.

               DRAVO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Dravo Corporation and its majority-owned subsidiaries (the company). The principal subsidiary is Dravo Lime Company, one of the nation's largest lime producers. The company completed a transaction on December 30, 1994 in which it sold substantially all the assets and certain liabilities of Dravo Basic Materials Company, Inc. (DBM), a former principal subsidiary. The consolidated cash flow statement for the quarter ended March 31, 1995 reflects the collection of proceeds from the sale of DBM, repayment of debt, and satisfaction of DBM liabilities, primarily accounts payable. Significant intercompany balances and transactions have been eliminated in the consolidation process.

     These unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring accruals, which management considers necessary for a fair presentation of the company's consolidated financial position, results of operations, and cash flows for the interim periods presented.


(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)
                                                  March 31,    December 31,
                                                     1996          1995
        Finished goods                             $ 2,961        $ 1,677
        Materials and supplies                      13,416         12,517

        Net inventories                            $16,377        $14,194

     Finished goods are valued at average production cost or market, whichever is lower, and include raw materials, direct labor, and operating overhead. Materials and supplies are valued at average cost.


(3)  Contingent Liabilities

     The company has been notified by the federal Environmental Protection Agency (EPA) that the EPA believes the company is a potentially responsible party (PRP) for the clean-up of soil and groundwater contamination at four sub-sites in Hastings, Nebraska. The Hastings site is one of the EPA's priority sites for taking remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

     At one of these sub-sites, a municipal landfill, the company believes it could not have disposed of hazardous wastes at the particular sub-site because the landfill was closed prior to the time the company and its predecessor initiated the operation which generated the type of hazardous substances found at this sub-site. Other PRPs, including the local municipality, have agreed to perform the remedial investigation and to design soil and groundwater remedies at this sub-site. The company has agreed to participate in an EPA-initiated allocation proceeding for this sub-site.

               DRAVO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


(3)  Contingent Liabilities (continued)

     The company has also been notified by the EPA that the EPA considers it a PRP at another municipal landfill in Hastings. At least three other parties (including the City of Hastings) are considered by the EPA to be PRPs at this second sub-site. At this sub-site, the company has concluded that the City of Hastings is responsible for a proper closure of the landfill and the remediation of any release of hazardous substances. In January, 1994, EPA invited the company and the other PRPs to make an offer to conduct a remedial investigation and feasibility study (RI/FS) of this sub-site and stated that the EPA was in the process of preparing a work plan for the RI/FS. None of the PRPs has volunteered to undertake the RI/FS.

     With respect to the third sub-site, the company and two other PRPs have been served with administrative orders directing them to undertake soil remediation and interim groundwater remediation at that sub-site. The company is currently complying with these orders while reserving its right to seek reimbursement from the United States for its costs if it is determined it is not liable for response costs or if it is required to incur costs because of arbitrary, capricious or unreasonable requirements imposed by the EPA.

     The EPA has taken no legal action with respect to its demand that the company and the other PRPs pay its past response costs. A total of five parties have been named by the EPA as PRPs at this sub-site, but two of them have been granted de minimis status. The company believes other persons should also be named as PRPs.

     The fourth sub-site is a former naval ammunition depot which was subsequently converted to an industrial park. The company and its predecessor owned and operated a manufacturing facility in this industrial park. To date, the company's investigation indicates that it did not cause the release of hazardous substances at this sub-site during the time it owned and operated the facility. The United States has undertaken to conduct the remediation of this sub-site.

     In addition to sub-site clean-up, the EPA is seeking a clean-up of area-wide contamination associated with all of the sub-sites in and around Hastings, Nebraska. The company, along with other Hastings PRPs, has recommended that the EPA adopt institutional controls as the area-wide remedy in Hastings. The EPA has indicated some interest in this proposal but has decided to first conduct an area-wide remedial investigation before choosing a remedy.

     On August 10, 1992 the company filed suit in the Alabama District Court against its primary liability insurance carriers and one of its predecessor's insurers, seeking a declaratory judgment that the company is entitled to a defense and indemnity under its contracts of insurance (including certain excess policies provided by one of the primary carriers) with regard to the third Hastings sub-site. The company has settled the claim against its predecessor's insurer, but the case against the company's insurers is still in litigation. An award of punitive damages is also being sought against the company's insurers for their bad faith in failing to investigate the company's claim and/or denying the company's claim. The company has notified its primary and excess general liability carrier, as well as the excess carrier of its predecessor, of the receipt of its notice of potential liability at the first, second and fourth sub-sites.

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

     The remaining discontinued operations' assets and liabilities at March 31, 1996 and December 31, 1995 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

     ($ in 000's)                                  March 31,     December 31,
                                                     1996            1995
    Current assets:
     Accounts and retainers receivable            $  2,397       $    122
     Other                                               -          7,185

       Total current assets                          2,397          7,307

     Accounts and retainers receivable                 342            333
     Other                                             309            309

       Total assets                               $  3,048       $  7,949

    Current liabilities:
     Accounts and retainers payable               $    146       $    140
     Accrued loss on leases                          2,260          2,240
     Other                                           5,016          4,004

       Total current liabilities                     7,422          6,384

     Accounts and retainers payable                      -              -
     Accrued loss on leases                          2,803          3,328
     Other                                           7,388          6,831

       Total liabilities                          $ 17,613       $ 16,543

     Net liabilities and accrued loss
      on leases of discontinued operations        $(14,565)     $  (8,594)

                                -10-


               DRAVO CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations



In 1995, the company completed a major expansion at its Black River facility in northern Kentucky. The resulting production from the expansion enabled the company to increase revenue over 1995 levels by nearly 13 percent to $38.2 million. The higher revenue was the principal contributor to first quarter 1996 net earnings increasing to $3.1 million, or 17 cents per common share, from $2.5 million, or 13 cents per share, in 1995.

The company completed a transaction on December 30, 1994 in which it sold substantially all the assets and certain liabilities of Dravo Basic Materials Company, Inc. (DBM), a former principal subsidiary. Proceeds received from the sale of DBM were used to reduce debt $85 million early in 1995. Debt levels subsequently increased as DBMs' liabilities were satisfied and the company internally financed the completion of the Black River expansion project. The higher debt levels caused 1996 interest expense to be $423,000 higher than 1995.

Current net liabilities of discontinued operations increased $5.0 million and current net assets decreased $923,000 from December 31, 1995. The changes reflect the collection of $7.3 million for a judgment and interest awarded to the company by a Georgia court related to a subcontractor dispute on a contract performed by a discontinued engineering subsidiary. The judgment and interest, classified as a discontinued operations current receivable in the company's year-end financial statements, were collected in March.

The consolidated cash flow statement for the quarter ended March 31, 1995 reflects the collection of proceeds from the sale of DBM, $120 million; repayment of debt, $85 million; and satisfaction of DBM liabilities, primarily accounts payable.

The company is currently adding a fourth kiln and ancillary equipment as part of a $20 million expansion of its lime production facility near Maysville, Kentucky. The new kiln, expected to start-up late in the first quarter of 1997, will increase Maysville's production capacity by 350,000 tons, or 33 percent.

               DRAVO CORPORATION AND SUBSIDIARIES

                  PART II - Other Information



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              The following is filed as an exhibit to Part I of this Form 10-Q:

              Exhibit No. 11 - Statement re computation of per share earnings.


         (b)  Reports on Form 8-K

              The Company filed no Reports on Form 8-K for the quarter ended March 31, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   DRAVO CORPORATION
                                   (Registrant)




Date:  May 15, 1996                /s/ERNEST F. LADD III
                                   Ernest F. Ladd III
                                   Executive Vice President and
                                   Chief Financial Officer


Date:  May 15, 1996                /s/LARRY J.WALKER
                                   Larry J. Walker
                                   Vice President and Controller
                                   (Principal Accounting Officer)