Form 10-Q
period 1996-06-30
DRAVO CORP
filed 1996-08-13
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1996

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1996:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,747,569

                 DRAVO CORPORATION AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

     Consolidated Balance Sheets at June 30, 1996
     and December 31, 1995                                             3, 4

     Consolidated Statements of Operations for the
     Quarters ended June 30, 1996 and 1995                                5

     Consolidated Statements of Operations for the
     Six Months ended June 30, 1996 and 1995                              6

     Consolidated Statements of Cash Flows for the
     Six Months ended June 30, 1996 and 1995                           7, 8

     Notes to Consolidated Financial Statements                        9-11

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 12


PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security
             Holders                                                     13

     Item 6.  Exhibits and Reports on Form 8-K                           13



SIGNATURES                                                               14



                      -2-



               DRAVO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                          ($ in 000's)

                                                  June 30,      December 31,
                                                    1996            1995
                                                (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                         $    719        $  1,086
 Accounts receivable, net                            27,107          24,251
 Notes receivable, net                                1,048           1,296
 Inventories                                         16,748          14,194
 Net assets of discontinued operations                    -             923
 Other current assets                                 1,535           1,322

  Total current assets                               47,157          43,072

Advances to and equity in joint ventures              2,924           2,466
Notes receivable                                      3,304           3,497
Other assets                                         22,783          23,205
Deferred income taxes                                24,853          24,853

Property, plant and equipment                       233,742         225,835
Less: accumulated depreciation and
 amortization                                       115,140         109,667

  Net property, plant and equipment                 118,602         116,168

    Total assets                                   $219,623        $213,261



See accompanying notes to consolidated financial statements.
                      -3-
               DRAVO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                          ($ in 000's)

                                                   June 30,      December 31,
                                                     1996            1995
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes                $  6,127        $  6,099
 Accounts payable - trade                            13,536          17,969
 Income taxes                                            88             208
 Accrued insurance                                    1,411           1,639
 Accrued retirement contribution                      1,900           2,423
 Net liabilities of discontinued operations           5,680               -
 Other current liabilities                            4,633           4,969

  Total current liabilities                          33,375          33,307

Long-term notes                                      65,158          64,292
Net liabilities of discontinued operations            9,299           9,517
Other liabilities                                     6,422           6,290

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 25,386 shares (entitled
  in liquidation to $1.4 million);                       25              25
  Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,060,237
  and 15,055,237                                     15,060          15,055

 Other capital                                       60,871          60,818
 Retained earnings                                   13,755           8,464
 Treasury stock at cost:
  Common shares 333,168 and 347,691                  (4,342)         (4,507)

 Total shareholders' equity                          85,369          79,855

 Total liabilities and shareholders' equity        $219,623        $213,261


 See accompanying notes to consolidated financial statements.
                      -4-

                DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
         (unaudited, $ in 000's, except per share data)

                                                     Quarters ended June 30,
                                                      1996            1995
Revenue                                            $ 39,349        $ 35,697
Cost of revenue                                      30,004          26,217

    Gross profit                                      9,345           9,480

Selling, general and administrative expenses          5,252           5,502

    Earnings from operations                          4,093           3,978

Other income (expense):
 Equity in earnings of joint ventures                   234             234
 Other income                                             0               3
 Interest income                                        868               0
 Interest expense                                    (1,640)         (1,291)

    Net other income (expense)                         (538)         (1,054)

Earnings before taxes                                 3,555           2,924
Provision for income taxes                              107             206

Net earnings                                          3,448           2,718
Preference dividends                                    633             634

Net earnings available
 for common shares                                 $  2,815        $  2,084

Earnings per share:
 Operations                                        $   0.19        $   0.14

Weighted average shares outstanding                  14,894          14,896


See accompanying notes to consolidated financial statements.
                       -5-

                DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations
         (unaudited, $ in 000's, except per share data)

                                                   Six Months ended June 30,
                                                      1996            1995
Revenue                                            $ 77,573        $ 69,602
Cost of revenue                                      58,490          51,421

    Gross profit                                     19,083          18,181

Selling, general and administrative expenses         10,323          10,693

    Earnings from operations                          8,760           7,488

Other income (expense):
 Equity in earnings of joint ventures                   468             468
 Other income                                             0             182
 Interest income                                        868              75
 Interest expense                                    (3,336)         (2,564)

    Net other income (expense)                       (2,000)         (1,839)

Earnings before taxes                                 6,760           5,649
Provision for income taxes                              203             396

Net earnings                                          6,557           5,253
Preference dividends                                  1,266           1,268

Net earnings available
 for common shares                                 $  5,291        $  3,985

Earnings per share:
 Operations                                        $   0.36        $   0.27

Weighted average shares outstanding                  14,859          14,908


See accompanying notes to consolidated financial statements.
                      -6-

                DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (unaudited, $ in 000's)


                                                    Six Months ended June 30,
                                                      1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $  6,557        $  5,253
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                       5,641           4,297
  Equity in joint ventures                             (458)            152
  Changes in assets and liabilities:
   Increase in accounts receivable                   (2,856)         (4,673)
   Decrease in notes receivable                         442             329
   Increase in inventories                           (2,554)           (795)
   Increase in other current assets                    (146)            (68)
   Decrease in accounts payable
    and accrued expenses                             (5,412)        (26,111)
   Increase (decrease) in taxes payable                (120)            269
   Decrease in other assets                             422           1,476
   Increase in other liabilities                        132             191

Net cash provided (used) by continuing
 operations activities                                1,648         (19,680)

Increase (decrease) in net liabilities of
 discontinued operations                              6,385          (6,929)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                     -           2,200

Net cash provided (used) by discontinued
 operations activities                                6,385          (4,729)

Net cash provided (used) by operating
 activities                                           8,033         (24,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                             -         120,464
 Additions to property, plant and equipment          (8,075)        (22,196)
 Other, (net)                                            (1)              1

Net cash provided (used) by investing activities   $ (8,076)       $ 98,269


See accompanying notes to consolidated financial statements.
                      -7-

                DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (unaudited, $ in 000's)

                                                    Six Months ended June 30,
                                                      1996            1995
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $  6,901        $ 13,148
 Principal payments under long-term notes            (6,007)        (85,148)
 Proceeds from issuance of common stock                  48             419
 Purchase of treasury stock                               -          (2,639)
 Dividends on preference stock                       (1,266)         (1,268)

Net cash used by financing activities                  (324)        (75,488)

Net decrease in cash and cash
 equivalents                                           (367)         (1,628)
Cash and cash equivalents at beginning of
 period                                               1,086           2,027

Cash and cash equivalents at end of period         $    719        $    399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)             $  3,347         $ 3,073
  Income taxes                                          323             127


See accompanying notes to consolidated financial statements.
                      -8-

                DRAVO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(1)       Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Dravo Corporation and its majority-owned subsidiaries (the company). The principal subsidiary is Dravo Lime Company, one of the nation's largest lime producers. The company completed a transaction on December 30, 1994 in which it sold substantially all the assets and certain liabilities of Dravo Basic Materials Company, Inc. (DBM), a former principal subsidiary. The consolidated cash flow statement for the six months ended June 30, 1995 reflects the collection of proceeds from the sale of DBM, repayment of debt, and satisfaction of DBM liabilities, primarily accounts payable. Significant intercompany balances and transactions have been eliminated in the consolidation process.

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

(2)       Inventories

          Inventories are classified as follows:

          ($ in 000's)

                                                    June 30,    December 31,
                                                      1996          1995
        Finished goods                             $ 3,635        $ 1,677
        Materials and supplies                      13,113         12,517

        Net inventories                            $16,748        $14,194

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

     At one of these sub-sites, a municipal landfill, the company believes it could not have disposed of hazardous wastes at the particular sub-site because the landfill was closed prior to the time the company and its predecessor initiated the operation which generated the type of hazardous substances found at this sub-site. Other PRPs, including the local municipality, have agreed to perform the remedial investigation and to design soil and groundwater remedies at this sub-site. The company is participating in an EPA-initiated allocation proceeding for this sub-site.
                       -9-

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

     The remaining discontinued operations' assets and liabilities at June 30, 1996 and December 31, 1995 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

    ($ in 000's)                                   June 30,     December 31,
                                                    1996            1995
    Current assets:
     Accounts and retainers receivable            $    323       $    122
     Other                                               -          7,185

       Total current assets                            323          7,307

     Accounts and retainers receivable                   -            333
     Other                                             309            309

       Total assets                               $    632       $  7,949

    Current liabilities:
     Accounts and retainers payable               $    146       $    140
     Accrued loss on leases                          2,295          2,240
     Other                                           3,562          4,004

       Total current liabilities                     6,003          6,384

     Accrued loss on leases                          2,202          3,328
     Other                                           7,406          6,831

       Total liabilities                          $ 15,611       $ 16,543

     Net liabilities and accrued loss
      on leases of discontinued operations        $(14,979)     $  (8,594)

                      -11-

              DRAVO CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Revenue increased in 1996's second quarter by $3.7 million, or 10 percent, over last year. Expanded production capacity at the company's Black River facility in northern Kentucky made the revenue improvement possible, however, gross profit did not keep pace with the higher revenue. The primary cause of the gross profit shortfall was prolonged delivery interruptions to a major electric utility customer caused by problems at the customer's generating station. The associated operational disruptions increased production costs and, ultimately, cost of sales at Maysville and Black River, the company's two Ohio Valley facilities. Because these disruptions occurred toward the end of the second quarter, the lingering effects will continue into the third quarter. Earnings were bolstered by refunds received from a state taxing authority for amended returns filed based on current interpretation of the state tax code. The refunds included interest income of $851,000. Higher debt levels caused 1996 interest expense to be $394,000 more than in 1995. The higher debt resulted from the company internally financing the completion of the Black River expansion project and the ongoing expansion, discussed below, at Maysville. Also, proceeds received from the sale of a former principal subsidiary's assets, Dravo Basic Materials Company, Inc. (DBM), were used to reduce debt $85 million in 1995. Debt levels subsequently increased as DBMs' liabilities were satisfied.

Year-to-date results mirrored the second quarter, that is, revenue was higher by 11 percent while gross profit increased 5 percent, or $902,000. As with the second quarter results, interest income from state tax refunds offset increased interest expense from higher debt levels. Net earnings of $5.3 million, or 36 cents per share after preferred dividend payments, were $1.3 million, or nine cents per share, higher than the same period last year.

The most notable change in the company's balance sheet relates to net liabilities of discontinued operations. As previously reported, the company collected $7.3 million in March 1996 for a judgment and interest awarded by a Georgia court related to a subcontractor dispute on a contract performed by a discontinued engineering subsidiary. Also, $1.5 million of the state tax refund discussed above was applicable to discontinued operations.

A three-bank lending group recently extended the company's $65 million revolving line of credit facility through July 31, 1998. On July 31, 1997, up to $17 million borrowed under the facility may be converted to a five-year term loan. Also on July 31, 1997, the amount available under the revolver will be reduced from $65 million to $48 million.

Construction continues on a previously announced $20 million expansion of the company's lime production facility near Maysville, Kentucky. A new kiln and ancillary equipment, expected to start-up late in the first quarter of 1997, will increase Maysville's production capacity by 350,000 tons, or 33 percent.
                      -12-


               DRAVO CORPORATION AND SUBSIDIARIES

                  PART II - Other Information



Item 4.  Submission of Matters to a Vote of Security Holders

              The annual meeting of shareholders was held on April 25, 1996 in Pittsburgh, Pennsylvania. Listed below are the proposals submitted to shareholders in the company's Proxy Statement dated March 26, 1996 and the results of the shareholder votes.

              Election of two directors for a three year term:

                                               For                Against

               Arthur E. Byrnes            13,134,229             324,380
               James C. Huntington, Jr.    13,133,565             325,044

          Following the election, the company's Board of Directors consisted of Mr. Byrnes, Mr. Huntington, Mr. Carl A. Gilbert, Mr. William E. Kassling, Mr. William G. Roth, and Mr. Konrad M. Weis.

          Election of Certified Public Accountants:

                                 For             Against          Abstain

          KPMG Peat Marwick  13,403,669           9,810           45,130

          Proposal to approve the Non-Employee Directors' Retainer Fee
          Plan:

                                 For             Against          Abstain

                             11,945,669        1,461,843           51,097

          Proposal to approve the Stock Incentive Compensation Plan:

                                For              Against          Abstain

                            11,624,671         1,788,240          45,698

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following is filed as an exhibit to Part I of this Form 10-Q:

           Exhibit No. 11 - Statement re computation of per share earnings.

     (b)  Reports on Form 8-K

          The company filed no reports on Form 8-K for the quarter ended June 30, 1996.
                      -13-

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   DRAVO CORPORATION
                                   (Registrant)




Date:  August 12, 1996             /s/CARL A. GILBERT
                                   Carl A. Gilbert
                                   President and
                                   Chief Executive Officer


Date:  August 12, 1996             /s/LARRY J. WALKER
                                   Larry J. Walker
                                   Vice President and Controller
                                   (Principal Accounting Officer)
                      -14-