Form 10-Q
period 1996-09-30
DRAVO CORP
filed 1996-11-13
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1996

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1996:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,763,649


              DRAVO CORPORATION AND SUBSIDIARIES

                             INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

       Consolidated Balance Sheets at September 30, 1996
       and December 31, 1995                                         3, 4

       Consolidated Statements of Earnings for the
       Quarters ended September 30, 1996 and 1995                       5

       Consolidated Statements of Earnings for the
       Nine Months ended September 30, 1996 and 1995                    6

       Consolidated Statements of Cash Flows for the
       Nine Months ended September 30, 1996 and 1995                 7, 8

       Notes to Consolidated Financial Statements                  9 - 12

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         13, 14


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                             16































                              -2-
              DRAVO CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                          ($ in 000's)

                                                 September 30,   December 31,
                                                     1996            1995
                                                (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                         $    885        $  1,086
 Accounts receivable, net                            25,565          24,251
 Notes receivable, net                                  870           1,296
 Inventories                                         15,214          14,194
 Net assets of disc. operations                          --             923
 Other current assets                                 1,534           1,322

  Total current assets                               44,068          43,072

Advances to and equity in joint ventures              2,897           2,466
Notes receivable                                      3,887           3,497
Other assets                                         24,108          23,205
Deferred income taxes                                24,853          24,853

Property, plant and equipment                       241,245         225,835
Less: accumulated depreciation and
 amortization                                       117,243         109,667

  Net property, plant and equipment                 124,002         116,168

    Total assets                                   $223,815        $213,261


See accompanying notes to consolidated financial statements.

                              -3-
              DRAVO CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                          ($ in 000's)

                                                 September 30,   December 31,
                                                     1996            1995
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes                $  6,138        $  6,099
 Accounts payable - trade                            16,736          17,969
 Income taxes                                            37             208
 Accrued insurance                                    1,176           1,639
 Accrued retirement contribution                      2,930           2,423
 Net liabilities of discontinued operations           3,770             --
 Other current liabilities                            4,619           4,969

  Total current liabilities                          35,406          33,307

Long-term notes                                      61,840          64,292
Net liabilities of discontinued operations            9,756           9,517
Other liabilities                                     8,244           6,290

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                     20,000          20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 25,386 shares
  (entitled in liquidation to $1.4 million);             25              25
  Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,080,737
  and 15,055,237                                     15,081          15,055

 Other capital                                       61,050          60,818
 Retained earnings                                   16,755           8,464
 Treasury stock at cost:
  Common shares 333,168 and 347,691                  (4,342)         (4,507)

 Total shareholders' equity                          88,569          79,855

 Total liabilities and shareholders' equity        $223,815        $213,261

See accompanying notes to consolidated financial statements.

                              -4-
              DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Earnings
        (unaudited, $ in 000's, except per share data)

                                                Quarters ended September 30,
                                                     1996            1995

Revenue                                            $ 40,752        $ 37,774
Cost of revenue                                      30,217          28,310

    Gross profit                                     10,535           9,464

Selling, general and administrative expenses          5,454           5,440

    Earnings from operations                          5,081           4,024

Other income (expense):
 Equity in earnings of joint ventures                   234              96
 Interest income                                          6              --
 Interest expense                                    (1,575)           (970)

    Net other income (expense)                       (1,335)           (874)

Earnings before taxes                                 3,746           3,150
Provision for income taxes                              113             220

Net earnings                                          3,633           2,930
Preference dividends                                    633             633

Net earnings available
 for common shares                                 $  3,000        $  2,297

Earnings per share:
 Operations                                        $   0.20        $   0.15

Weighted average shares outstanding                  14,936          14,889

See accompanying notes to consolidated financial statements.

                              -5-

              DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Earnings
        (unaudited, $ in 000's, except per share data)


                                              Nine Months ended September 30,
                                                     1996            1995

Revenue                                           $ 118,325       $ 107,376
Cost of revenue                                      88,707          79,731

    Gross profit                                     29,618          27,645

Selling, general and administrative expenses         15,777          16,133

    Earnings from operations                         13,841          11,512

Other income (expense):
 Equity in earnings of joint ventures                   702             564
 Other income                                            --             182
 Interest income                                        874              75
 Interest expense                                    (4,911)         (3,534)

    Net other income (expense)                       (3,335)         (2,713)

Earnings before taxes                                10,506           8,799
Provision for income taxes                              316             616

Net earnings                                         10,190           8,183
Preference dividends                                  1,899           1,901

Net earnings available for
 common shares                                     $  8,291        $  6,282

Earnings per share:
 Operations                                        $   0.56        $   0.42

Weighted average shares outstanding                  14,879          14,896

See accompanying notes to consolidated financial statements.

                              -6-
              DRAVO CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                    (unaudited, $ in 000's)



                                              Nine Months ended September 30,
                                                      1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $ 10,190         $ 8,183
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                       7,744           6,869
  Equity in joint ventures                             (431)             67
  Changes in assets and liabilities:
   Increase in accounts receivable                   (1,314)         (3,171)
   Decrease in notes receivable                          37             472
   Increase in inventories                           (1,020)           (641)
   Decrease (increase) in other current assets         (145)            888
   Decrease in accounts payable
    and accrued expenses                             (1,431)        (27,423)
   Increase (decrease) in taxes payable                (171)            485
   Increase in other assets                            (903)         (4,358)
   Increase in other liabilities                      1,954             134

Net cash provided (used) by continuing
 operations activities                               14,510         (18,495)

Increase (decrease) in net liabilities
 of discontinued operations                           4,932         (11,865)
Proceeds from repayment of notes receivable
 from sale of discontinued operations                    --           2,200

Net cash provided (used) by discontinued
 operations activities                                4,932          (9,665)

Net cash provided (used) by operating
 activities                                          19,442         (28,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                            --         120,464
 Additions to property, plant and equipment         (15,528)        (27,742)
 Other, (net)                                            --              51

Net cash provided (used) by investing activities   $(15,528)       $ 92,773

See accompanying notes to consolidated financial statements.

                              -7-
              DRAVO CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                    (unaudited, $ in 000's)


                                               Nine Months ended September 30,
                                                      1996            1995

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                       $  3,550        $ 22,749
 Principal payments under long-term notes            (6,014)        (85,156)
 Proceeds from issuance of common stock                 248             511
 Purchase of treasury stock                              --          (2,667)
 Dividends on preference stock                       (1,899)         (1,901)

Net cash used by financing activities                (4,115)        (66,464)

Net decrease in cash and cash equivalents              (201)         (1,851)
Cash and cash equivalents at beginning of
 period                                               1,086           2,027

Cash and cash equivalents at end of period         $    885        $    176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)             $  4,976        $  3,941
  Income tax                                            487             131

See accompanying notes to consolidated financial statements.

                              -8-
              DRAVO CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

(1)  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Dravo Corporation and its majority-owned subsidiaries (the company). The principal subsidiary is Dravo Lime Company, one of the nation's largest lime producers. The company completed a transaction on December 30, 1994 in which it sold substantially all the assets and certain liabilities of Dravo Basic Materials Company, Inc. (DBM), a former principal subsidiary. The consolidated cash flow statement for the nine months ended September 30, 1995 reflects the collection of proceeds from the sale of DBM, repayment of debt, and satisfaction of DBM liabilities, primarily accounts payable. Significant intercompany balances and transactions have been eliminated in the consolidation process.

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


(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                               September 30, December 31,
                                                   1996          1995

    Materials and supplies                     $ 12,476      $ 12,517
    Finished goods                                2,738         1,677

    Net inventories                            $ 15,214      $ 14,194

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

     At one of these sub-sites, a municipal landfill, the company believes it could not have disposed of hazardous wastes at the particular sub-site because the landfill was closed prior to the time the company's predecessor began disposing of the hazardous substances found at this sub-site. Other PRPs, including the local municipality, have agreed to perform the remedial investigation and to design soil and groundwater remedies at this sub-site. The company is participating in an EPA-initiated allocation proceeding for this sub-site which will allocate shares of liability for costs of a proposed cap of the landfill.

     The company has also been notified by the EPA that the EPA considers it a PRP at another municipal landfill in Hastings. At least three other parties (including the City of Hastings) are considered by the EPA to be PRPs at this second sub-site. At this sub-site, the company has concluded that the City of Hastings is primarily responsible for a proper closure of the landfill and the remediation of any release of hazardous substances. In January, 1994, EPA invited the company and the other PRPs to make an offer to conduct a remedial investigation and feasibility study (RI/FS) of this sub-site and stated that the EPA was in the process of preparing a work plan for the RI/FS. None of the PRPs has volunteered to undertake the RI/FS.

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

                             -11-
              DRAVO CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements


     (4)  Discontinued Operations

    In December, 1987, Dravo's Board of Directors approved a major restructuring program which concentrated the company's future direction exclusively on opportunities involving its natural resources business.

    The remaining discontinued operations' assets and liabilities at September 30, 1996 and December 31, 1995 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

    ($ in 000's)                                 September 30,  December 31,
                                                     1996           1995
    Current assets:
     Accounts and retainers receivable            $    323       $    122
     Other                                              --          7,185

       Total current assets                            323          7,307

     Accounts and retainers receivable                 --             333
     Other                                             309            309

       Total assets                               $    632       $  7,949

    Current liabilities:
     Accounts and retainers payable               $    146       $    140
     Accrued loss on leases                          2,348          2,240
     Other                                           1,599          4,004

       Total current liabilities                     4,093          6,384

     Accrued loss on leases                          1,592          3,328
     Other                                           8,473          6,831

       Total liabilities                          $ 14,158       $ 16,543

     Net liabilities and accrued loss
      on leases of discontinued operations        $(13,526)      $ (8,594)

                             -12-
              DRAVO CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations


     Revenue for the third quarter was $40.8 million, nearly 8 percent higher than last year's quarter. The principal reason for the revenue increase was strong lime demand in the southeastern United States and increased aggregate sales from the company's Longview facility located near Birmingham, Alabama. Longview is a quarry operation and a new aggregates plant completed late last year allowed the company to process cap rock, which must be removed to reach limestone suitable for lime production, into salable sized aggregates. Gross profit was $1.1 million higher than last year and reflected the higher revenue. The current year's gross profit margin of 25.9 percent increased almost 1 percent over last year. Gross profit was impacted, however, by higher inventory costs due to the lingering effects of second quarter delivery interruptions to a major electric utility customer caused by problems at the customer's generating station. The associated shipping and production disruptions increased production costs and, ultimately, cost of sales at the Black River and Maysville, Kentucky operations. Helping to partially offset the higher direct unit production costs were lower overhead expenses associated with employees' medical benefits and workers compensation insurance costs. Joint venture earnings at a 50-percent owned mining operation were $138,000 higher due to last year's unusually high maintenance expenses. Interest expense was $605,000 higher because of higher debt levels, and because the 1995 period benefited from the capitalization of interest charges associated with the Black River expansion project. The higher debt resulted from revolving credit borrowing used to finance the completion of the Black River project and the ongoing expansion, discussed below, at Maysville. Also, the company used the proceeds received from the sale of a former principal subsidiary's assets, Dravo Basic Materials Company, Inc. (DBM) to reduce debt $85 million in 1995. Debt levels subsequently increased as the remaining liabilities of DBM retained by the company were satisfied.

     Year-to-date net earnings of $10.2 million, or 56 cents per share after preferred dividend payments, were 25 percent higher than the $8.2 million net earnings, or 42 cents per share, reported last year. Revenue for the nine months to date was up $10.9 million due to strong Longview sales and modestly higher sales to the utility lime market made possible by the mid-1995 completion of a major expansion at the company's Black River facility in northern Kentucky. Gross profit increased nearly $2 million on the higher revenue. Interest income was $799,000 higher than last year due to a second quarter refund received from a state taxing authority after the company filed amended tax returns based on its current interpretation of the state tax code. Interest expense was $1.4 million higher due to capital expenditures in 1996 and the lower debt level for part of 1995 resulting from the DBM asset sale.

     The previously announced $20 million expansion of the company's lime production facility near Maysville, Kentucky continues on schedule. A new kiln and ancillary equipment, expected to start-up late in the first quarter of 1997, will increase Maysville's production capacity by 350,000 tons, or 33 percent.

                             -13-
            DRAVO CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


     On October 18, 1996, the company announced that it had engaged an investment adviser to explore all strategic alternatives that would enable it to achieve its goal of increasing business scope. The company's current size makes operating performance acutely sensitive to major utility lime customers' level of lime utilization. At this time, the company does not know whether or when it may pursue any such alternatives.

                             -14-
            DRAVO CORPORATION AND SUBSIDIARIES

                 PART II - Other Information



      Item 6.   Exhibits and Reports on Form 8-K

           (a)  Exhibits

                The following is filed as an exhibit
                   to Part I of this Form 10-Q:

                Exhibit No. 11 - Statement re
                   computation of per share earnings.


           (b)  Reports on Form 8-K

                The Company filed no Reports on Form
                   8-K for the quarter ended September 30, 1996.

                             -15-
                        SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            DRAVO CORPORATION
                                            (Registrant)




   Date: November 12, 1996                  /s/ERNEST F. LADD III
                                            Ernest F. Ladd III
                                            Executive Vice President and
                                            Chief Financial Officer


   Date: November 12, 1996                  /s/LARRY J. WALKER
                                            Larry J. Walker
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                             -16-