Form 10-K405
period 1996-12-31
DRAVO CORP
filed 1997-03-28
CIK 30067

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
                    for the fiscal year ended
                        December 31, 1996
                  Commission file number 1-5642

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX

Common shares outstanding as of March 20, 1997: 14,771,620
Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1997:  $160,641,368

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference to the extent set forth in Parts I, II and IV of this Report. Portions of the
Proxy Statement for Annual Meeting of Shareholders on April 24, 1997 are incorporated by reference to the extent set forth in
Part III of this Report.








                        TABLE OF CONTENTS

                                                                     Page

PART I Item 1.      Business                                         3 - 5

       Item 2.      Properties                                           6

       Item 3.      Legal Proceedings                                    7

       Item 4.      Submission of Matters to a Vote
                     of Security Holders                                 7

PART  II
       Item 5.      Market for the Registrant's Common Stock
                     and Related Stockholder Matter                 8 - 11

       Item 6.      Selected Financial Data                             12

       Item  7.     Management's Discussion  and
                     Analysis  of Financial Condition
                     and  Results   of   Operations                     12

       Item 8.      Financial Statements and Supplementary Data         12

       Item 9.      Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure             12

PART III
       Item 10.     Directors and Executive Officers of the
                     Registrant                                         13

       Item 11.     Executive Compensation                              14

       Item 12.     Security  Ownership of Certain  Beneficial
                     Owners and Management                              14

       Item 13.     Certain   Relationships   and   Related
                     Transactions                                       14

PART IV
       Item 14.     Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                           15 - 21

                    Signatures                                          22

                    Independent Auditors' Report on Schedules           23

       Schedule I.  Condensed Financial Information of Registrant  24 - 31

       Table of Contents for documents filed herein as Exhibits
        4, 11, 13, 21, 23, 24 and 27                                    32






                               -2-
                              PART I


Item 1.  Business

(a)  General Development of the Business

Dravo Corporation (the Registrant or company) was incorporated in Pennsylvania in 1936 to consolidate several related corporations then operating various elements of a business started in 1891 by
F.  R.  Dravo.   Its corporate offices are located  at  3600  One
Oliver Plaza, Pittsburgh, Pennsylvania 15222-2682, and its telephone number is 412-566-3000. As used herein, the term Dravo includes its consolidated subsidiaries unless otherwise indicated. In December, 1987, Dravo's Board of Directors approved a major restructuring program which concentrated Dravo's future direction exclusively on opportunities involving its natural resources business. The plan included the sale or other disposition of the former Engineering and Construction segment, as well as the sale of the former Materials Handling and Systems segment approved earlier. All units scheduled for sale were sold by the end of 1989. The remainder of these businesses have been presented as discontinued operations in the financial statements.

Late in 1994, the company sold substantially all the assets and certain liabilities of Dravo Basic Materials Company, its construction aggregates subsidiary, to Martin Marietta Materials, Inc. (Martin Marietta). As a result, Dravo is now primarily a lime company operating principally in the United States. Operations are carried on by a wholly-owned subsidiary, Dravo Lime Company (Dravo Lime). Activities include the production of lime for utility, metallurgical, pulp and paper, municipal, construction and miscellaneous chemical and industrial applications as well as the development and marketing of related environmental technologies, products and services. Three major utility companies with whom the company has long-term contracts - American Electric Power, Pennsylvania Power Company and Cincinnati Gas & Electric Company - each accounted for more than 10 percent of consolidated revenue in 1996. All reserves are located on properties physically accessible for purposes of mining and processing limestone into lime.

Dravo Lime, one of the nation's largest lime producers, owns and operates three integrated lime production facilities, two in Kentucky and one in Alabama. In 1995 a two kiln expansion was completed at the Black River plant in Butler, Kentucky. With the Black River expansion on-line, Dravo Lime's annual quicklime capacity totals approximately three million tons. This capacity will further increase to slightly over 3,300,000 tons-per-year when a fourth 1,100 tons-per-day kiln now in the process of being constructed at Maysville, Kentucky is completed early in the second quarter of 1997.

The Maysville plant, currently a three kiln, 1,050,000 tons-per-year facility, is located along the Ohio River and produces a material marketed under the trade name Thiosorbicr Lime that has a product chemistry ideally suited for removing sulfur dioxide from power plant stack gases. All of Maysville's output is committed under long-term contracts with utility companies in the Ohio Valley region. All contracts contain provisions for price escalation. Owned reserves at the Maysville site are recovered from a mine 950 feet underground and are considered adequate to sustain the future four kiln operation in excess of seventy-five years.




                               -3-



Item 1.  Business (continued)

Dravo Lime's Black River facility is an integrated Thiosorbicr quicklime, high calcium pebble and pulverized quicklime, and bulk and bagged hydrated lime facility. Located along the Ohio River at Butler, Kentucky, Black River has an annual quicklime capacity of 1,350,000 tons-per-year. Of that total, in excess of seventy percent is committed to utility companies and steel and paper customers under long-term contracts with price escalation provisions. Limestone reserves at Black River are recovered from a 600-feet-deep underground mine. At Black River's expanded rate of capacity, reserves are considered adequate to sustain production levels for more than seventy-five years.

The   company's  Longview  facility,  located  near   Birmingham,
Alabama, is an integrated facility as well that produces high calcium quicklime, and bulk and bagged hydrated lime from owned
limestone  reserves.   At this plant, Dravo  Lime  also  produces
dolomitic quicklime from limestone purchased from a nearby dolomitic stone quarry. Due to its material handling and storage
capabilities  and  its  ability  to  produce  high  calcium   and
dolomitic lime, the Longview facility is able to custom blend quicklime to its customers' chemical specifications. Longview's annual lime production capacity is approximately 570,000 tons-per-
year.   The  company is currently evaluating the  possibility  of
building a fourth kiln at Longview. In early 1997, Dravo Lime purchased a number of land parcels adjacent to the Longview quarry that doubled its limestone reserves. Recoverable reserves are estimated to last approximately 40 years at the current quarry production rate. Although it will not be necessary until the distant future, Longview could be converted to an underground mine if a further extension of reserves is necessary.

In conjunction with the sale of Dravo Basic Materials' assets to Martin Marietta, Dravo Lime entered into agreements appointing Martin Marietta the exclusive distributor of certain aggregate by-
products.    In   1995,  an  aggregates  processing   plant   was
constructed at the Longview facility that annually produces between 500,000 to 1,000,000 tons of aggregates for purchase by Martin Marietta. A benefit of this installation is to make a
marketable   by-product  out  of  limestone  that  is  chemically
unsuitable for lime production, thereby reducing the cost Dravo Lime incurs to recover the high calcium limestone reserves that are beneath the aggregate quality material.

Dravo Lime products are distributed through quicklime distribution terminals located in Aliquippa, Donora and Monaca, Pennsylvania; Porterfield, Ohio; Brunswick, Georgia; and Tampa, Fort Lauderdale and Sanford, Florida. At Baton Rouge, Louisiana, Dravo Lime owns and operates a lime hydration and bagging facility from which quicklime, and bulk and bagged hydrated lime products are distributed.

(b)  Competitive Conditions

Dravo encounters competition at all its operations but believes that its experience, strategically located reserves and technical expertise in the flue gas desulfurization industry give it certain competitive advantages.



                               -4-

Item 1. Business (continued)

Dravo's research and development expenditures were $3.7 million in 1996 and $3.6 million in 1995. Research and development spending in 1997 is expected to exceed $3.3 million. The company expects the research, much of which is being conducted jointly with utility customers, to lower both the capital and operating costs associated with flue gas desulfurization (FGD). A major advancement toward that goal was achieved with the development of a second generation, proprietary ThioClearr FGD technology. A commercial scale demonstration facility using this technology is currently being engineered and constructed at Applied Energy Services' Beaver Valley cogeneration facility in Monaca, Pennsylvania. Construction is expected to be completed in the second quarter of 1997. Other research projects are aimed at developing proprietary technologies for use in reducing stack gas emissions of combined SOx/NOx and air toxins while recovering and processing salable by-products. Dravo believes that in this field its long-term contracts, accumulated experience and technical skill represent significant competitive advantages.

With the exception of its research and development capabilities, several firms with which Dravo competes have comparable resources and income. Dravo competes with other firms for qualified professional personnel, particularly those with technical skills.

(c)  Corporate Development

Dravo's corporate development policy encompasses growth through investment in existing businesses, internal development and acquisition. The company announced in October 1996 that it was undertaking an investment banking review of strategic alternatives to accelerate growth and enhance shareholder value. Additionally, to the extent that business units no longer meet management's long-term profitability performance criteria and business strategies, or do not contribute significantly to corporate objectives, a policy of divestiture is followed.

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

Further information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1996 Annual Report to Shareholders which accompanies this report:

       Caption in Annual Report           Page No.

       Results of Operations               12 - 14
       Note 16:  Research and Development       32
       Employees at Year-End                    35




                               -5-
Item 2.  Properties

The following is a listing of principal offices, plants and mines currently used in operations:


Use                    Location                  Owned or Leased

Executive and general  Pittsburgh, Pennsylvania   Leased
 offices

Production facilities  Saginaw, Alabama           Owned
                       Butler, Kentucky           Owned
                       Maysville, Kentucky        Owned

Distribution sites     Ft. Lauderdale, Florida    Leased
                       Tampa, Florida             Owned/Leased
                       Sanford, Florida           Leased
                       Brunswick, Georgia         Owned/Leased
                       Baton Rouge, Louisiana     Owned
                       Porterfield, Ohio          Leased
                       Donora, Pennsylvania       Leased
                       Monaca, Pennsylvania       Owned/Leased

The following table shows a summary of the company's reserves at December 31, 1996 and tons mined by Dravo Lime in 1996.

     (Tons in millions)
                          Recoverable           1996
                           Reserves          Production

     Underground Mines:
      Owned                 592.6            6.2
     Quarries:
      Owned (1)              31.1            1.4

                            623.7            7.6


(1) Does not include over 27 million tons of reserves purchased in early 1997.

Additional information required by this item is incorporated by reference to the information set forth under Item 1(a) "General
Development of the Business" on pages 3 through 5 of this Form 10-
K.

Item 3.  Legal Proceedings


Information required by this item is incorporated by reference to the information set forth under the caption Note 8: "Contingent Liabilities" in the Notes to Consolidated Financial Statements on pages 25 and 26 of the 1996 Annual Report to Shareholders which accompanies this report.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders for the three months ended December 31, 1996.

                             PART II

Item  5.   Market for the Registrant's Common Stock  and  Related
           Stockholder Matters

Information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1996 Annual Report to Shareholders which accompanies this report:

Caption in Annual Report                       Page No.

Common Stock Market Price                            15

Shareholders at year-end                             35

Dividends                                        14, 35

               Description of Dravo Capital Stock

General

Under its Restated Articles of Incorporation ("the Articles"), as amended, Dravo is authorized to issue 1,878,870 shares of preference stock, par value $1.00 per share, and 35,000,000 shares of common stock, par value $1.00 per share. At December 31, 1996 issued preference and common shares were 220,386 and 15,096,817, respectively and there were 333,168 shares of common stock held in the treasury.

Four  series  of  preference  stock  have  been  established   by
resolutions of the Board of Directors: $2.20 Cumulative Convertible Series A Preference Stock ("Series A Preference Stock"), consisting of 26,817 shares, issued on September 1, 1970; $2.475 Cumulative Convertible Series B Preference Stock ("Series B Preference Stock"), consisting of 165,516 shares, issued on June 12, 1973; Series C Preference Stock consisting of 200,000 shares; and $12.35 Series D Cumulative Convertible Exchangeable Preference Stock ("Series D Preference Stock"), consisting of 200,000 shares, issued on September 21, 1988. All of the shares of Series A Preference Stock were converted into shares of common stock on April 2, 1978. Presently there are 20,386 shares of Series B Preference Stock and 200,000 shares of Series D Preference Stock issued and outstanding. No shares of Series C Preference Stock have been issued or are outstanding. The Board of Directors did not extend the rights to issue Series C stock, pursuant to the Shareholders' Rights Agreement, past the April 17, 1996 expiration date. Other series of preference stock may be created by resolution of the Board of Directors with such dividend, liquidation, redemption, sinking fund and conversion rights as shall be specified therein.

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

Other information required by this item is incorporated by reference to the information set forth under the caption "Note 5:
Notes Payable", in the Notes to Consolidated Financial Statements on pages 24 and 25 of the 1996 Annual Report to Shareholders which accompanies this report.

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

Redemption and Sinking Fund Provisions

There are no redemption provisions with respect to the common stock. The Series B Preference Stock may be redeemed, in whole or in part, at the option of Dravo, on not less than 60 days notice, on any quarterly dividend payment date by the payment of $55 per share and all accumulated and unpaid dividends to the redemption date. The Series D Preference Stock may be redeemed in whole or in part at the option of Dravo at any time after January 21, 1996, by the payment of $100 per share and all accumulated and unpaid dividends to the redemption date, so long as the current market price (as defined in the Certificate of Designations, Preferences and Rights for the Series D Preference Stock) of the common stock on the date the Board decides to redeem the shares is at least 175 percent of the then effective conversion price for the Series D Preference Stock. Commencing on the first quarterly dividend payment date after September 21, 1998 and annually thereafter, Dravo is required to redeem 50,000 shares of Series D Preference Stock in cash at the redemption price of $100 per share plus all accumulated and unpaid dividends. Dravo is also required (unless certain conditions are met) to redeem all of the then outstanding shares of Series D Preference Stock in cash at $100 per share plus all accumulated and unpaid dividends (a) if Dravo declares or pays or sets apart for payment any dividends or makes any other distribution in cash or other property on or in respect of the common stock or any other class or series of the capital stock of Dravo ranking junior to the Series D Preference Stock as to payment of dividends ("Junior Dividend Stock"), or sets apart money for any sinking fund or analogous fund for the redemption or purchase of any Junior Dividend Stock and (b) upon any merger or consolidation of Dravo if, in connection therewith, the holders of the common stock receive cash, debt instruments or preference stock of the surviving entity which ranks on a parity with or senior to the Series D Preference stock with respect to liquidation, dissolution or winding up or dividends. There are no sinking fund provisions with respect to the common stock, the Series B Preference Stock or the Series D Preference Stock.

Item  5.   Market for the Registrant's Common Stock  and  Related
           Stockholder Matters (continued)

Conversion

The Series B Preference Stock is presently convertible at any time prior to redemption at the option of the holder into common stock on the basis of 3.216 shares of common stock for each share of Series B Preference Stock, subject to equitable adjustment in the event of certain changes affecting the common stock. The Series D Preference Stock is presently convertible at any time prior to redemption at the option of the holder into common stock on the basis of 8.0 shares of common stock for each share of Series D Preference Stock, subject to adjustment in the event of certain changes affecting the common stock. The Series D Preference Stock is convertible or exchangeable in whole at any time by Dravo for an equal face amount of Dravo Senior Subordinated Convertible Notes due September 21, 2001 containing the same conversion rights, transfer restrictions and other terms (other than voting rights) as the Series D Preference Stock. There are no conversion rights with respect to the common stock.

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

The transfer agent and registrar for the common stock is Continental Stock Transfer & Trust Company, New York, NY.

Item 6.  Selected Financial Data

Information required by this item, with the exception of common stock dividends declared, is incorporated by reference to the information set forth under the caption "Five-Year Summary" on page 35 of the 1996 Annual Report to Shareholders which accompanies this report. Dravo has declared no common stock dividends in the five-year period ending December 31, 1996.


Item  7.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

Information required by this item is incorporated by reference to the information set forth under the captions "Overview", "Results of Operations", "Financial Position and Liquidity" and "Outlook" on pages 12 through 15 of the 1996 Annual Report to Shareholders which accompanies this report, to the information set forth under the caption Note 2: "Discontinued Operations" on page 23, Note 3:
"Dispositions" on pages 23 and 24, Note 7: "Commitments" on page 25, Note 8: "Contingent Liabilities" on pages 25 and 26, Note 13:
"Income Taxes" on pages 31 and 32 and Note 14: "Extraordinary Item" on page 32 in the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to the financial statements and notes thereto set forth on pages 16 through 33, and the Independent Auditors' Report set forth on page 34 of the 1996 Annual Report to Shareholders which accompanies this report.


Item  9.   Changes  in  and  Disagreements  with  Accountants  on
           Accounting and Financial Disclosure

Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item as to Directors and nominees for Director is incorporated by reference to the information set forth under the caption "Information Concerning Directors and Nominees for Director" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1997.

The following information indicates the position and age at March
22,   1997  of  the  non-director  executive  officers  of  Dravo
Corporation and their business experience during the last five years:

Marshall  S.  Johnson,  Age  55, Vice President,  Operations  and
Engineering  since  December, 1994; Vice  President,  Operations,
Dravo Lime Company from April, 1992 to December 1994; prior thereto Regional Operations Manager, Dravo Lime Company.

Ernest  F.  Ladd  III,  Age 56, Executive Vice  President,  Chief
Financial Officer since December, 1994; Executive Vice President,
Finance and Administration from December, 1989 to December, 1994.

John  R.  Major,  Age  52, Vice President,  Administration  since
January, 1989.

James  J.  Puhala,  Age 54, Vice President, General  Counsel  and
Secretary since September, 1987.

Richard   E.   Redlinger,  Age  45,  Vice  President,   Corporate
Development,  and Treasurer since July, 1995; prior thereto  Vice
President, Finance and Planning, Dravo Lime Company.

Donald H. Stowe, Jr., Age 45, Vice President Sales and Technology since December 1994; Executive Vice President, Sales and Technology, Dravo Lime Company from March, 1992 to December, 1994; prior thereto Sr. Vice President, Sales and Technology, Dravo Lime Company.

Larry  J.  Walker,  Age 44, Vice President and  Controller  since
July, 1995; Controller since December, 1989.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to
the   information   set  forth  under  the   caption   "Executive
Compensation" in the Registrant's Proxy Statement for the  Annual
Meeting of Shareholders on April 24, 1997.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

Information required by this item is incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Ownership by Management of Equity Securities" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1997.


Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information set forth under the caption "Information Concerning Directors and Nominees for Director" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1997.

























                              -14-
                             PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports  on Form 8-K

(a) 1. Financial Statements

       The following consolidated financial statements of the Registrant are filed pursuant to Item 8 of this Form 10-K and are incorporated herein by reference to the page numbers indicated below in the 1996 Annual Report to Shareholders which accompanies this report.

               Description                                         Page No.

       Consolidated Balance Sheets at December 31, 1996 and 1995    16, 17

       Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994                                 18

       Consolidated Statements of Retained Earnings for the years
       ended December 31, 1996, 1995 and 1994                           19

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                             20, 21

       Notes to Consolidated Financial Statements                  22 - 33

       Independent Auditors' Report                                     34

    2. Financial Statement Schedules

       The following financial statement schedules of the Registrant are required and are filed pursuant to this item in this Form 10-K.


               Schedule                                            Page No.

        Independent Auditors' Report                                   23

        Schedule I.    Condensed Financial Information of         24 - 31
                       Registrant

Schedules other than those listed above have been omitted because they are not applicable or because the required information is reported in the financial statements or notes.











                              -15-
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

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

       (ii) By-laws of the Registrant as amended are incorporated by reference to Exhibit 3 (ii) of the December 31,
               1995 Form 10-K of the Registrant.

   (4)    Instruments  Defining  the  Rights  of  Security
          Holders, including Indentures

        (i)    Articles    of    Amendment    restating     Dravo
               Corporation's     Articles    of    Incorporation,
               described in Exhibit (3)(i) in this Form 10-K of the Registrant.


       (ii)    Statement  with Respect  to  Shares  -
               Domestic Business Corporation amending Section 3(a) of the Certificate of Designations,
               Preferences  and  Rights of  Series  D  Cumulative
               Convertible Exchangeable Preference Stock is incorporated by reference to exhibit (4) (ii) of the June 30, 1990 Form 10-Q of the Registrant.

     (iii)     Form of indemnification agreement
               between Dravo Corporation and members of its Board of Directors incorporated by reference to Exhibit
               (10)(xvii) of the December 31, 1987 Form 10-K of the Registrant.

      (iv)     Statement with respect to amended rules
               for Form S-8 is incorporated by reference to Exhibit (4)(x) of the December 31, 1990 Form 10-K of the Registrant.











                              -16-
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(a)  3.        Exhibits (continued)

     (4)(v)    Credit  and  Note  and  Stock  Purchase
               Agreement dated as of September 21, 1988 by and among Dravo Corporation, its wholly-owned subsidiaries, Dravo Lime Company and Dravo Basic Materials Company, Inc. and The Prudential
               Insurance Company of America and Prudential Interfunding Corp. is incorporated by reference to Exhibit (4)(i) of the September 27, 1988 Form 8-K of the Registrant and amendment dated March 13, 1990 to said agreement is incorporated by reference to Exhibit (4)(v) of the December 31, 1989 Form 10-K of the Registrant.

       (vi)    Registration  agreement  dated  as  of
               September 21, 1988 between Dravo Corporation and The Prudential Insurance Company of America, is incorporated by reference to Exhibit (4)(vi) of the September 27, 1988 Form 8-K of the Registrant.

      (vii)  (a)  Revolving Line of  Credit
                  Agreement with all attendant schedules and exhibits dated as of September 20, 1990, by and among Dravo Corporation, Dravo Lime Company, Dravo Basic Materials Company, Inc.,
                  Regions Bank of Alabama (formerly First Alabama Bank), and PNC Bank, N. A. (formerly Pittsburgh National Bank) is incorporated by reference to Exhibit (4)(i) of the September 30, 1990 Form 10-Q of the Registrant.

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

            (e)   Intercreditor  Agreement
                  dated September 20, 1990 by and among The Prudential Insurance Company of America, Regions Bank of Alabama (formerly First
                  Alabama Bank), PNC Bank, N. A. (formerly Pittsburgh National Bank), Mellon Bank, N. A., and the Royal Bank of Canada is incorporated by reference to Exhibit (4) (v) of the
                  September   30,   1990   Form   10-Q   of   the
                  Registrant.

                              -17-
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(a)  3.        Exhibits (continued)

      (4)(viii) Loan Agreement dated as of December 1, 1978 between Dravo Equipment Company and County of Harrison, Ohio.

                 The  Registrant hereby agrees to furnish  to  the
                 Commission upon request a copy of the instrument listed under exhibit (4)(ix). The instrument does not authorize the issuance of securities in excess of 10 percent of total assets of the Registrant and its subsidiaries on a consolidated basis.

         (ix)    Override Agreement, dated January  21,
                 1992, between Dravo Corporation, The Prudential Insurance Company of America, Regions Bank of Alabama (formerly First Alabama Bank), PNC Bank,
                 N. A. (formerly Pittsburgh National Bank) and Bank of America Illinois (formerly Continental Bank, N. A.) is incorporated by reference to Exhibit 10.1 of the February 12, 1992 Form 8-K of the Registrant.

         (x)     First Amendment, dated March 10, 1993,
                 to the Override Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4 (xi) of the December 31, 1992 Form 10-K of the Registrant.

        (xi)     Second Amendment, dated March 7, 1994,
                 to the Override Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4 (xii) of the December 31, 1993 Form 10-K of the Registrant.

       (xii)     First Amendment, dated March 7, 1994, to
                 the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4 (xiii) of the December 31, 1993 Form 10-K of the Registrant.

      (xiii)     Four copies of the First Amendment, (one
                 each for The Prudential Insurance Company of America, Regions Bank of Alabama (formerly First Alabama Bank), PNC Bank, N.A. and Bank of America Illinois (formerly Continental Bank N.A.), dated March 7, 1994, to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 are incorporated by reference to Exhibit 4 (xiv) of the December 31, 1993 Form 10-K of the Registrant.

        (xiv) Amendment Agreement dated August 1, 1994 encompassing the Third Amendment to the Override Agreement dated January 21, 1992 and the Second Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to the August 18, 1994 Form 8-K of the Registrant.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(a)  3.        Exhibits (continued)

     (4)(xv)    Amendment Agreement  dated  January  3,
                1995 encompassing the Fourth Amendment to the Override Agreement dated January 21, 1992 and the Third Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4 (xvii) of the December 31, 1994 Form 10-K of the Registrant.

       (xvi)    Amendment Agreement dated December  31,
                1995 encompassing the Fifth Amendment to the Override Agreement dated January 21, 1992 and the Fifth Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4 (xvii) of the December 31, 1995 Form 10-K of the Registrant. (Note: There is no Fourth Amendment to the Amended and Restated Revolving Credit Agreement due to a numbering error.)

      (xvii)    Amendment and Restatement of  Articles
                IV, V, VI and Appendix A dated February 15, 1996 of the Override Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4(xviii) of the December 31, 1995 Form 10-K of the Registrant.

  (xviii)       Amendment Agreement dated June 28,
                1996 encompassing the Sixth Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is filed herein under separate cover.

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

     (10)(iv)  Dravo  Corporation Employee Stock Option  Plan  of
               1988,  incorporated  by  reference  to  the  Proxy
               Statement for the Annual Meeting of Shareholders on April 28, 1988.

        (v)    Dravo Corporation Incentive Compensation
               Plan  is  incorporated by reference to Exhibit  10
               (v)  of  the  December 31, 1995 Form 10-K  of  the
               Registrant.

        (vi)   Dravo Corporation Stock Option Plan  of
               1994, as amended December, 1995, is incorporated by reference to Exhibit 10 (vi) of the December
               31, 1996 Form 10-K of the Registrant.

     (vii)     Dravo   Corporation   Non-Employee
               Directors'  Retainer  Fee  Plan,  incorporated  by
               reference   to   the   Registrant's   Registration
               Statement  No. 333-01689 on Form S-8  dated  March
               13, 1996.

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

       (xii)   Agreement dated June 1,  1993  between
               Dravo   Corporation  and  James   J.   Puhala   is
               incorporated by reference to Exhibit 10 (xii) of the December 31, 1995 Form 10-K of the Registrant.

     (xiii)    Agreement dated January 1, 1995 between
               Dravo Corporation and Donald H. Stowe, Jr., is incorporated by reference to Exhibit 10 (xiii) of the December 31, 1995 Form 10-K of the Registrant.

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

    (11) Statement Re Computation of Per Share Earnings filed under separate cover.

    (13)  1996  Annual Report to Shareholders  attached  to
          this report under separate cover. Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K.

    (21)  Subsidiaries of the Registrant filed  under  separate cover.

    (23)  Consent of Independent Auditors filed under  separate cover.

    (24)  Powers  of Attorney are filed herein  under  separate cover.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended
     December 31, 1996.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DRAVO CORPORATION

March 26, 1997   By:/s/ CARL A. GILBERT
                 Carl A. Gilbert, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                     Title                      Date

/s/  CARL  A. GILBERT        President, Chief Executive
Carl  A.  Gilbert            Officer and Director           March  26, 1997

/s/  ERNEST  F.  LADD III    Executive Vice President,
Ernest  F.  Ladd III         Chief Financial Officer        March  26, 1997

/s/    LARRY J. WALKER       Vice President and
Larry  J.  Walker            Controller                     March  26, 1997

*ARTHUR   E.  BYRNES         Director                       March 26, 1997
Arthur E. Byrnes

*JAMES C. HUNTINGTON, JR.    Director                       March 26, 1997
James C. Huntington, Jr.

*WILLIAM   E.  KASSLING      Director                       March 26, 1997
William E. Kassling

*WILLIAM   G.  ROTH          Director                       March 26, 1997
William G. Roth

*KONRAD   M.  WEIS           Director                       March 26, 1997
Konrad M. Weis

/s/ ERNEST F. LADD III
*By Ernest F. Ladd III, Attorney-in-fact

                  INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Dravo Corporation:

Under date of January 22, 1997, we reported on the consolidated balance sheets of Dravo Corporation and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. As discussed in Note 10 to the consolidated financial statements, the company adopted the method of accounting for postemployment benefits prescribed by Statement of Financial Accounting Standards No. 112 in 1994. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                            KPMG PEAT MARWICK LLP




Pittsburgh, Pennsylvania
January 22, 1997






                              -23-
               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                         Balance Sheets


(In thousands)                                           December 31,
                                                      1996        1995

ASSETS

Current assets:
 Cash and cash equivalents                         $ 1,390    $    279
 Accounts receivable                                   517         879
 Current income tax benefit from affiliates          6,104       4,724
 Net assets of discontinued operations                  --         923
 Other current assets                                  183         434

     Total current assets                            8,194       7,239

 Due from affiliates                                23,094          --
 Investments in affiliates                          52,525     141,836
 Deferred income tax benefit from affiliates        29,718      26,723
 Other assets                                       23,561      19,532

 Property, plant and equipment                         123       6,832
 Less accumulated depreciation and amortization        123       6,824

  Net property, plant and equipment                     --           8

     Total assets                                 $137,092    $195,338


See accompanying notes to financial statements.



                              -24-
               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                         Balance Sheets

(In thousands)                                          December 31,
                                                      1996        1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                           $  1,038    $  1,566
 Accrued retirement contribution                     1,785       2,423
 Net liabilities of discontinued operations          6,299          --
 Other current liabilities                             637         641

     Total current liabilities                       9,759       4,630

Advances from affiliates                                --      75,046
Net liabilities of discontinued operations           6,786       9,517
Other liabilities                                    6,632       6,290

Redeemable preference stock:
 Par value $1, issued 200,000 shares: Series D,
  cumulative, convertible, exchangeable
  (entitled in liquidation to $20.0 million)        20,000      20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870 shares: Series B, $2.475 cumulative,
  convertible, issued 20,386 and 25,386 shares
  (entitled in liquidation to $1.1 million
  and $1.4 million);                                    20          25
  Series D, reported above
 Common stock, par value $1, authorized 35,000,000
  shares; issued 15,096,817 and 15,055,237
  shares                                            15,097      15,055
 Other shareholders' equity                         78,798      64,775

  Total shareholders' equity                        93,915      79,855

     Total liabilities and shareholders' equity   $137,092    $195,338


See accompanying notes to financial statements.


                              -25-
               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                    Statements of Operations


                                                 Years ended December 31,
(In thousands)                                   1996     1995     1994

General and administrative
 expenses                                   $  (709)   $ (961) $ (1,433)
Other expense                                    (4)       --       --
Interest expense                                  --       (9)      (16)
Interest income                                   10       --         9

Loss from continuing operations
  before  taxes  and affiliate earnings        (703)     (970)  (1,440)
Income tax benefit (provision)                4,142     2,038   (4,107)

Earnings (loss) from continuing
 operations before affiliate earnings         3,439     1,068   (5,547)
Equity in affiliate earnings                 10,689     9,913    1,544

Earnings  (loss)  from
 continuing operations                       14,128    10,981   (4,003)
Loss from discontinued operations               --       --     (6,554)

Net earnings (loss)                         $14,12 8  $10,981 $(10,557)

See accompanying notes to financial statements.


                              -26-
               DRAVO CORPORATION (PARENT COMPANY)

   Schedule I - Condensed Financial Information of Registrant
                    Statements of Cash Flows

(In thousands)                                    Years ended December 31,
                                                   1996     1995     1994
Cash flows from operating activities:
Earnings (loss) from continuing
  operations                                    $14,128  $ 10,981  $ (4,003)
Adjustments to reconcile earnings (loss) from
 continuing operations to net cash provided
 (used) by continuing operations activities:
  Depreciation and amortization                      4        6        9
  Loss on disposal of assets                         4       --       --
  Equity in earnings of affiliates             (10,689)  (9,913)  (1,544)
  Changes in assets and liabilities:
   Decrease (increase) in accounts
    receivable                                     362      726   (1,036)
   Decrease (increase) in current income
    tax benefits                                (1,381)  (2,783)    2,542
   Decrease (increase) in other current
    assets                                         318    1,151   (1,269)
   Increase in other assets                     (1,991)  (3,517)  (7,791)
   Decrease (increase) in deferred
     income taxes                               (2,995)    9,689    1,591
   Increase (decrease) in accounts payable
    and accrued expenses                        (1,062)   (1,404)     961
   Increase in other liabilities                   342       390    3,352

Net cash provided (used) by continuing
 operations activities                          (2,960)    5,326   (7,188)

Loss from discontinued operations                    --       --   (6,554)
Increase (decrease) in net liabilities of
 discontinued operations                         4,491  (13,099)   (4,592)
Proceeds from repayment of notes receivable
 from sale of discontinued operations               --    2,200     1,600

Net cash provided (used) by discontinued
 operations activities                           4,491  (10,899)   (9,546)

Net cash provided (used) by operating
 activities                                    $ 1,531  $(5,573) $(16,734)


See accompanying notes to financial statements.

                              -27-
               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                    Statements of Cash Flows

(In thousands)                                     Years ended December 31,
                                                     1996     1995    1994

Cash flows from investing activities:
Increase (decrease) in advances from
 subsidiaries                                   $(98,140)  $(77,757)  $19,187
Dividends received from affiliates               100,000     88,000       --
Other, net                                             1         --       266

Net cash provided (used) by investing
 activities                                        1,861     10,243    19,453


Cash flows from financing activities:
Proceeds from issuance of common stock               248        557        42
Purchase of treasury stock                            --     (2,667)       --
Dividends paid                                    (2,529)    (2,535)   (2,544)

Net cash used by financing activities             (2,281)    (4,645)   (2,502)

Net increase in cash and cash
 equivalents                                       1,111         25       217
Cash and cash equivalents at beginning
 of year                                             279        254        37

Cash and cash equivalents at end of year         $ 1,390    $   279  $    254


See accompanying notes to financial statements.



                              -28-
               DRAVO CORPORATION (PARENT COMPANY)
   Schedule I - Condensed Financial Information of Registrant
                  Notes to Financial Statements


Notes 1 through 3, 5 through 15, and 17 to Dravo Corporation's Consolidated Financial Statements have relevance to the parent company financial statements and should be read in conjunction therewith. Certain reclassifications of previously reported balances have been made to conform to the current year's presentation.

Note 1:  Commitments

There was no continuing operations rental expense for 1996, 1995 or 1994. The minimum future rentals under noncancelable operating leases and minimum future rental receipts from subleases to third parties as of December 31, 1996 are indicated in the table below. Of the $4.0 million net minimum payments, $3.3 million has been expensed in connection with discontinued operations.

       (In thousands)

          1997                             $10,555
          1998                               3,561
          1999                                  --
          2000                                  --
          2001                                  --
          After 2001                            --

          Total minimum payments required   14,116
          Less: Minimum sublease rental
          receipts                         (10,203)

          Net minimum payments             $ 3,913

Note 2:  Income Taxes

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





                              -29-
Note 2:  Income Taxes (continued)


The  income tax benefit (provision) for the years ended  December
31 are comprised of the following:

(In thousands)                        1996     1995       1994

 Provision to offset tax benefits
  of subsidiaries                       $    --  $    --  $ (4,107)
 Benefit to offset tax liabilities
  of subsidiaries                         4,142    2,038       --

                                        $ 4,142  $ 2,038  $ (4,107)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

(In thousands)

                                             1996       1995
Deferred tax assets:
 Provision for discontinued operations     $ 4,580    $ 3,008
 Net operating loss carryforwards           62,808     67,229
 Investment tax credit carryforwards           791      1,411
 Other                                         721         --

  Total gross deferred tax assets           68,900     71,648
  Less valuation allowance                  34,829     36,381

  Net deferred tax assets after
   valuation allowance                      34,071     35,267

Deferred tax liabilities:
 Pension accrual                             4,353      6,151
 Other                                          --      2,393

  Total gross deferred tax liabilities       4,353      8,544

  Net deferred tax asset                   $29,718    $26,723

Management believes it is more likely than not that the net deferred tax asset will be realized through the reversal of temporary differences and through its subsidiaries future income. In order to fully realize the net deferred tax asset, the parent company and its subsidiaries will need to generate future taxable income of approximately $70.9 million prior to the expiration of its net operating loss carryforwards. There can be no assurance, however, that the parent, or its subsidiaries, will generate enough taxable income to realize the deferred tax asset prior to the NOLs expiring.




                              -30-
Note 3:  Dividends

Cash dividends paid to the Registrant for the respective years ended December 31:

(In thousands)
                                           1996     1995     1994

Consolidated affiliates                $100,000  $88,000     $-0-
50 percent or less owned companies
 accounted for by the equity method       1,090      916      792



                              -31-


                            EXHIBITS

                        Table of Contents


                 Exhibit                            (Exhibit No.) Page No.

 4. Instruments Defining the Rights of Security Holders,
        Including Indentures

     (xviii) Amendment Agreement dated June  28,
             1996 encompassing the Sixth Amendment
             to the Amended and Restated Revolving
             Credit Agreement.                      (4)(xviii)1-7

11. Statement RE Computation of Per Share Earnings      (11) 1, 2

13. 1996 Annual Report                                 (13) 12-35

21. Subsidiaries of the Registrant                         (21) 1

23. Consent of Experts and Counsel                         (23) 1

24. Powers of Attorney                                   (24) 1-5

27. Financial Data Schedule (EDGAR filing only)            (27) 1


                               -32-