Form 10-Q
period 1997-03-31
DRAVO CORP
filed 1997-05-14
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549

                           FORM 10-Q


         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1997

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

Registrant's telephone number, including area code:(412) 566-3000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1997:


        Title   of   Class                   Shares Outstanding
Common Stock, $1.00 par value                    14,777,620




               DRAVO CORPORATION AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION

                                                        Page No.

       Consolidated Balance Sheets at March 31, 1997
       and December 31, 1996                               3, 4

       Consolidated Statements of Earnings for the
       Quarters ended March 31, 1997 and 1996                 5

       Consolidated Statements of Cash Flows for the
       Quarters ended March 31, 1997 and 1996              6, 7

       Notes to Consolidated Financial Statements        8 - 12

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   13


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K              14


SIGNATURES                                                   15























                               -2-
               DRAVO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           ($ in 000's)

                                         March 31,   December 31,
                                           1997         1996
(unaudited)

ASSETS

Current assets:
 Cash and cash equivalents              $  1,055     $  1,600
 Accounts receivable, net                 22,045       23,265
 Notes receivable, net                       922          921
 Inventories                              17,265       16,481
 Other current assets                        576          751

  Total current assets                    41,863       43,018

Advances to and equity in joint ventures   2,384        2,093
Notes receivable                           4,833        4,380
Other assets                              24,886       25,066
Deferred income taxes                     24,853       24,853

Property, plant and equipment            251,508      238,025
Less: accumulated depreciation and
 amortization                            114,555      112,026

  Net property, plant and equipment      136,953      125,999

    Total assets                        $235,772     $225,409

















See accompanying notes to consolidated financial statements.


                               -3-
               DRAVO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           ($ in 000's)

                                         March 31,   December 31,
                                           1997          1996
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes       $  6,326     $  6,166
 Accounts payable - trade                   13,704       14,542
 Accrued insurance                           1,807        1,906
 Accrued retirement contribution             1,565        1,785
 Net liabilities of discontinued operations  6,126        6,299
 Other current liabilities                   4,011        3,843

  Total current liabilities                 33,539       34,541

Long-term notes                             74,645       63,535
Net liabilities of discontinued operations   6,172        6,786
Other liabilities                            6,996        6,632

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                            20,000       20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 19,386 shares and 20,386
  shares(entitled in liquidation
  to $1.1  million);                            19          20
  Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,100,033
  and 15,096,817                            15,100       15,097

 Other capital                              63,075       63,077
 Retained earnings                          20,507       20,063
 Treasury stock at cost:
  Common shares 328,413 and 333,168        (4,281)      (4,342)

 Total shareholders' equity                 94,420       93,915

 Total liabilities and shareholders' equity  $235,772  $225,409

See accompanying notes to consolidated financial statements.


                               -4-
               DRAVO CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Earnings
         (unaudited, $ in 000's, except per share data)

                                         Quarters ended March 31,
                                              1997        1996

Revenue                                    $ 37,624     $ 38,224
Cost of revenue                              29,851       28,486

    Gross profit                              7,773        9,738

Selling, general and administrative expenses  5,284        5,071

    Earnings from operations                  2,489        4,667

Other income (expense):
 Equity in earnings of joint ventures           199          234
 Interest income                                 32           --
 Interest expense                            (1,562)      (1,696)

    Net other income (expense)               (1,331)      (1,462)

Earnings before taxes                         1,158        3,205
Provision for income taxes                       84           96

Net earnings                                  1,074        3,109
Preference dividends                            630          633

Net earnings available
 for common shares                         $    444     $  2,476

Earnings per share:
 Operations                                $   0.03     $   0.17

Weighted average shares outstanding          14,880       14,823













See accompanying notes to consolidated financial statements.


                               -5-
               DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (unaudited, $ in 000's)


                                         Quarters ended March 31,
                                               1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                 $  1,074   $  3,109
Adjustments to reconcile net earnings
 to net cash provided (used) by continuing
 operations activities:
  Depreciation and amortization                 2,530      2,790
  Equity in joint ventures                       (291)      (238)
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable   1,220     (2,671)
   Decrease (increase) in notes receivable       (454)         9
   Increase in inventories                       (784)    (2,183)
   Decrease (increase) in other current assets    175       (352)
   Decrease in accounts payable
    and accrued expenses                         (947)    (4,531)
   Increase (decrease) in taxes payable            19       (125)
   Decrease in other assets                       180        460
   Increase in other liabilities                  364        429

Net cash provided (used) by continuing
 operations activities                          3,086     (3,303)

Net cash provided (used) by discontinued
 operations activities                           (787)      5,971

Net cash provided by operating activities       2,299       2,668

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment   (13,484)     (2,716)
 Other, (net)                                       1          --

Net cash used by investing activities        $(13,483)   $(2,716)









See accompanying notes to consolidated financial statements.


                               -6-
               DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (unaudited, $ in 000's)

                                         Quarters ended March 31,
                                               1997        1996

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                 $ 15,690    $ 6,150
 Principal payments under long-term notes      (6,084)    (6,001)
 Proceeds from issuance of long-term notes      1,663         --
 Proceeds from issuance of common stock            --         32
 Dividends on preference stock                   (630)      (633)

Net  cash  provided (used) by
  financing activities                         10,639       (452)

Net decrease in cash and cash equivalents        (545)      (500)
Cash and cash equivalents at beginning of
 period                                         1,600      1,086

Cash and cash equivalents at end of period   $  1,055    $   586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)       $  1,575    $ 1,712
  Income taxes                                     89        221





















See accompanying notes to consolidated financial statements.


                               -7-
               DRAVO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

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


(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)
                                       March  31,    December 31,
                                          1997           1996

         Materials and supplies       $ 14,058        $ 13,895
         Finished goods                  3,207           2,586

         Total inventories            $ 17,265        $ 16,481

    Finished  goods  are valued at average production  cost  or market,  whichever  is  lower, and include  raw  materials,
    direct  labor,  and  operating  overhead.   Materials   and
    supplies are valued at average cost.















                               -8-
               DRAVO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(3)  Contingent Liabilities

    The company has been notified by the federal Environmental Protection Agency (EPA) that the EPA believes the company is a potentially responsible party (PRP) for the clean-up of soil and groundwater contamination at four sub-sites in Hastings, NE. The Hastings site is one of the EPA's priority sites for taking remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

    The company participated in an EPA-initiated allocation proceeding for a municipal landfill sub-site to allocate shares of liability for past response costs and costs of a proposed cap of the landfill. As part of this proceeding, the allocator conducted a mediation session which resulted in a settlement among the EPA and the PRPs. Pursuant to the settlement, the company agreed to pay $702,000, or
    14.33 percent of the $4.9 million past costs and estimated source control costs for this sub-site. In exchange, the company received contribution protection against third-party claims as well as a covenant from the EPA not to sue for its past and future response costs at this sub-site.

    The company has also been notified by the EPA that the EPA considers it a PRP at another municipal landfill in Hastings. At least three other parties (including the City of Hastings) are considered by the EPA to be PRPs at this second sub-site. At this sub-site, the company has concluded that the City of Hastings is primarily responsible for proper closure of the landfill and the remediation of any release of hazardous substances. In January, 1994, the EPA invited the company and the other PRPs to make an offer to conduct a remedial investigation and feasibility study (RI/FS) of this sub-site and stated that the EPA was in the process of preparing a work plan for the RI/FS. None of the PRPs has volunteered to undertake the RI/FS.

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

    In addition to sub-site clean-up, the EPA is seeking a clean-up of area-wide contamination associated with all of the sub-sites in and around Hastings, NE. The company, along with other Hastings PRPs, has recommended that the EPA adopt institutional controls as the area-wide remedy in Hastings. The EPA has indicated some interest in this proposal but has decided to first conduct an area-wide remedial investigation before choosing a remedy.

    On August 10, 1992, the company filed suit in the Alabama District Court against its primary liability insurance carriers and one of its predecessor's insurers, seeking a declaratory judgment that the company is entitled to a defense and indemnity under its contracts of insurance (including certain excess policies provided by one of the primary carriers) with regard to the third Hastings sub-site. On motion of the defendant insurance carriers, the suit was transferred to the District Court for the Western District of Pennsylvania on October 31, 1996. The company has settled the claim against its predecessor's insurer, but the case against the company's insurers is still in litigation. An award of punitive damages is also being sought against the company's insurers for their bad faith in failing to investigate the company's claim and/or denying the company's claim. The company has notified its primary and excess general liability carrier, as well as the excess carrier of its predecessor, of the receipt of its notice of potential liability at the second and fourth sub-sites.

    Estimated total clean-up costs, including capital outlays and future maintenance costs for soil and groundwater remediation of approximately $14 million, are based on independent engineering studies. Included in the discontinued operations provision is the company's estimate that it will participate in 33 percent of these remediation costs. The company's estimated share of the costs is based on its assessment of the total clean-up costs, its potential exposure, and the viability of other named PRPs. These estimates are, by their nature, uncertain and dependent upon numerous factors, any of which could cause actual results to differ materially from projected amounts.

                              -10-
               DRAVO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements



(3)  Contingent Liabilities (continued)

    Other claims and assertions made against the company will be resolved, in the opinion of management, without material additional charges to earnings.



(4)  Discontinued Operations

    Discontinued operations' assets and liabilities at March 31, 1997 and December 31, 1996 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

    ($  in  000's)                       March  31,  December 31,
                                            1997        1996
    Current assets:
     Accounts and retainers receivable $    288    $    323

       Total current assets                 288         323

     Other                                  309         309

       Total assets                    $    597    $    632

    Current liabilities:
     Accounts and retainers payable    $    536    $    536
     Accrued loss on leases               2,592       2,304
     Other                                3,286       3,782

       Total current liabilities          6,414       6,622

     Accrued loss on leases                 384         954
     Other                                6,097       6,141

       Total liabilities               $ 12,895    $ 13,717

     Net liabilities and accrued loss
      on leases of discontinued
      operations                       $(12,298)   $(13,085)







                               -11-

               DRAVO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements


(5)  Earnings Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128). FAS 128 supersedes APB Opinion No. 15, Earnings per Share (APB 15) and requires the calculation and dual presentation of Basic and Diluted earnings per share, replacing the measures of Primary and Fully-diluted earnings per share as reported under APB 15. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. After the effective date, all prior-period earnings per share data presented must be restated to conform with the provisions of FAS 128. The impact of FAS 128 on the company's earnings per share calculation will be immaterial.





























                              -12-

               DRAVO CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Net earnings for the quarter of $1.1 million were down $2.0 million, or 65 percent, from 1996's first quarter. Several factors contributed to the variance. The Ohio River serves as the major transportation link between the Maysville and Black River lime production facilities and several major utility customers. An early March flood in northern Kentucky stopped the company from loading barges and its customers from unloading barges for an extended period. Further compounding the problem, the Corps of Engineers was forced to close various sections of the river to towboat and barge traffic for up to a week. Once the river was reopened, obtaining barges for lime delivery was complicated by a lack of towboat availability and a delay in getting barges back into a normal operating cycle. The flood, barge unloading equipment problems at a major utility customer's plant and other brief, but unscheduled power plant outages, caused utility lime sales to be down 51,000 tons compared to last year. The company's Longview operation in northern Alabama experienced operating related disruptions that also contributed to the lower earnings. Two of Longview's three kilns had to be shut down several days for major maintenance work that was scheduled to occur later in the year. The down time not only reduced the lime tons produced, but also drove the cost of the tons that were produced, and ultimately cost of sales, much higher than normal. Lower production also required the purchase of lime from outside sources to meet contractual requirements and maintain key customer relationships. Profit margins were reduced because purchased lime costs more than company produced lime. While revenue was down $600,000 from last year, the sales variance would have been larger had the company not purchased lime for resale. Production and customer demand returned to more normal and anticipated levels in April.

Capital expenditures for the quarter were $13.5 million compared to $2.7 million last year. Construction progress payments for the new Maysville kiln and the $7.4 million purchase of more than 27 million tons of high calcium reserves adjacent to the Longview facility accounted for a large part of the additions to property, plant and equipment. Long-term debt increased $11.1 million from year-end primarily due to funding capital expenditures.

As previously reported, the company announced that it was undertaking an investment banking review of strategic alternatives for accelerating growth including merger or acquisition opportunities. Although this process has not resulted to date in any formal offers to buy the company, discussions continue with prospective buyers.








                              -13-
               DRAVO CORPORATION AND SUBSIDIARIES

                   PART II - Other Information


               Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits
                         The following is filed as an exhibit to
                         Part I of this Form 10-Q:

                        Exhibit   No.   11  -  Statement   re
                        computation of per share earnings.

                    (b)  Reports on Form 8-K

                         The Company filed no Reports on Form 8-
                         K for the quarter ended March 31, 1997.



































                               -14-

                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               DRAVO CORPORATION
                                                  (Registrant)




    Date:  May 12, 1997               /s/ERNEST F.  LADD III
                                         Ernest F. Ladd III
                                         Executive Vice President
                                         and Chief Financial
                                         Officer


    Date:  May 12, 1997               /s/LARRY J. WALKER
                                         Larry J. Walker
                                         Vice President and
                                         Controller
                                         (Principal Accounting
                                          Officer)


























                              -15-