Form 10-Q
period 1997-06-30
DRAVO CORP
filed 1997-08-14
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1997

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

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1997:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,777,620

                 DRAVO CORPORATION AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

     Consolidated Balance Sheets at June 30, 1997
     and December 31, 1996                                             3, 4

     Consolidated Statements of Earnings for the
     Quarters ended June 30, 1997 and 1996                                5

     Consolidated Statements of Earnings for the
     Six Months ended June 30, 1997 and 1996                              6

     Consolidated Statements of Cash Flows for the
     Six Months ended June 30, 1997 and 1996                           7, 8

     Notes to Consolidated Financial Statements                        9-12

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 13


PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security
             Holders                                                     14

     Item 6.  Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                               15



                 DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                           ($ in 000's)

                                                 June 30,     December 31,
                                                    1997          1996
                                                 (unaudited)

ASSETS

Current assets:
Cash and cash equivalents                         $    510     $  1,600
Accounts receivable, net                            21,328       23,265
Notes receivable, net                                  768          921
Inventories                                         16,931       16,481
Other current assets                                   751          751

 Total current assets                               40,288       43,018

Advances to and equity in joint ventures             2,563        2,093
Notes receivable                                     5,572        4,380
Other assets                                        25,024       25,066
Deferred income taxes                               24,853       24,853

Property, plant and equipment                      256,361      238,025
Less: accumulated depreciation and
amortization                                       116,524      112,026

 Net property, plant and equipment                 139,837      125,999

   Total assets                                   $238,137     $225,409

See accompanying notes to consolidated financial statements.


                 DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                           ($ in 000's)

                                                 June 30,     December 31,
                                                    1997        1996
                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term notes                $  6,356     $  6,166
Accounts payable - trade                            11,597       14,542
Accrued insurance                                    3,468        1,906
Accrued retirement contribution                      1,810        1,785
Net liabilities of discontinued operations           5,772        6,299
Other current liabilities                            4,148        3,843

 Total current liabilities                          33,151       34,541

Long-term notes                                     74,265       63,535
Net liabilities of discontinued operations           5,492        6,786
Other liabilities                                    7,064        6,632

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
 Series D, $12.35 cumulative, convertible,
 exchangeable (entitled in liquidation to
 $20.0 million)                                     20,000       20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
 1,878,870: Series B, $2.475 cumulative,
 convertible; issued 19,386 and 20,386 shares
 (entitled in liquidation to $1.1 million);             19           20
 Series D, reported above

Common stock, par value $1, authorized
 35,000,000 shares; issued 15,100,033
 and 15,096,817                                     15,100       15,097

Other capital                                       63,063       63,077
Retained earnings                                   24,190       20,063
Treasury stock at cost:
 Common shares 322,413 and 333,168                  (4,207)      (4,342)

Total shareholders' equity                          98,165       93,915

Total liabilities and shareholders' equity        $238,137     $225,409

 See accompanying notes to consolidated financial statements.


                 DRAVO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Earnings
          (unaudited, $ in 000's, except per share data)

                                                  Quarters ended June 30,
                                                     1997        1996

Revenue                                           $ 42,435     $ 39,349
Cost of revenue                                     30,908       30,004

   Gross profit                                     11,527        9,345

Selling, general and administrative expenses         5,497        5,252

   Earnings from operations                          6,030        4,093

Other income (expense):
 Equity in earnings of joint ventures                  174          234
 Other expense                                          (9)           -
 Interest income                                        50          868
 Interest expense                                   (1,607)      (1,640)

   Net other income (expense)                       (1,392)        (538)

Earnings before taxes                                4,638        3,555
Provision for income taxes                             326          107

Net earnings                                         4,312        3,448
Preference dividends                                   629          633

Net earnings available
 for common shares                                $  3,683     $  2,815

Earnings per share:
Operations                                        $   0.25     $   0.19

Weighted average shares outstanding                 14,818       14,894

See accompanying notes to consolidated financial statements.


                 DRAVO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Earnings
          (unaudited, $ in 000's, except per share data)

                                                Six Months ended June 30,
                                                     1997        1996

Revenue                                           $ 80,059     $ 77,573
Cost of revenue                                     60,759       58,490

   Gross profit                                     19,300       19,083

Selling, general and administrative expenses        10,781       10,323

   Earnings from operations                          8,519        8,760

Other income (expense):
 Equity in earnings of joint ventures                  373          468
 Other expense                                          (9)           -
 Interest income                                        82          868
 Interest expense                                   (3,169)      (3,336)

   Net other income (expense)                       (2,723)      (2,000)

Earnings before taxes                                5,796        6,760
Provision for income taxes                             410          203

Net earnings                                         5,386        6,557
Preference dividends                                 1,259        1,266

Net earnings available
 for common shares                                $  4,127     $  5,291

Earnings per share:
Operations                                        $   0.28     $   0.36

Weighted average shares outstanding                 14,851       14,859

See accompanying notes to consolidated financial statements.


                 DRAVO CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                      (unaudited, $ in 000's)

                                                    Six Months ended June 30,
                                                      1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                      $  5,386     $  6,557
Adjustments to reconcile net earnings
     to net cash provided (used) by continuing
     operations activities:
 Depreciation and amortization                       5,007        5,641
 Loss on disposal of assets                              9            -
 Equity in joint ventures                             (470)        (458)
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable         1,937       (2,856)
  Decrease (increase) in notes receivable           (1,039)         442
  Increase in inventories                             (450)      (2,554)
  Decrease (increase) in other current assets           62         (146)
  Decrease in accounts payable
   and accrued expenses                             (1,069)      (5,412)
  Increase (decrease) in taxes payable                  77         (120)
  Decrease in other assets                              42          422
  Increase in other liabilities                        432          132

Net cash provided by continuing
 operations activities                               9,924        1,648

Net cash provided (used) by discontinued
 operations activities                              (1,821)       6,385

Net cash provided by operating
 activities                                          8,103        8,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment         (18,854)      (8,075)
Other, (net)                                             -           (1)

Net cash used by investing activities            $ (18,854)   $  (8,076)

See accompanying notes to consolidated financial statements.

                 DRAVO CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                      (unaudited, $ in 000's)

                                               Six Months ended June 30,

                                               1997         1996
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving credit
 agreements                                       $ 15,390     $  6,901
Principal payments under long-term notes            (6,133)      (6,007)
Proceeds from issuance of common stock               1,663           48
Dividends on preference stock                       (1,259)      (1,266)

Net cash provided (used) by financing
 activities                                          9,661        (324)

Net decrease in cash and cash
 equivalents                                        (1,090)        (367)
Cash and cash equivalents at beginning of
 period                                              1,600        1,086

Cash and cash equivalents at end of period        $    510     $    719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
 Interest (net of amount capitalized)             $  3,183     $  3,347
 Income taxes                                          336          323


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


(2) Inventories

    Inventories are classified as follows:
          ($ in 000's)

                                                    June 30,    December 31,
                                                      1997          1996

         Finished goods                             $ 2,809        $ 2,586
         Materials and supplies                      14,122         13,895

         Net inventories                            $16,931        $16,481

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

     The company participated in an EPA-initiated allocation proceeding for a municipal landfill sub-site to allocate shares of liability for past response costs and costs of a proposed cap of the landfill. As part of this proceeding, the allocator conducted a mediation session which resulted in a settlement among the EPA and the PRPs. Pursuant to the settlement, the company agreed to pay $702,000, or 14.33 percent of the $4.9 million past costs and estimated source control costs for this sub-site. A Consent Order incorporating the settlement and an

                  DRAVO CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

     agreement among the private parties concerning the construction and maintenance of the proposed cap is being negotiated. In exchange, the company received contribution protection against third-party claims as well as a covenant from the EPA not to sue for its past and future response costs at this sub-site and matters covered by the settlement.

     The company has also been notified by the EPA that the EPA considers it a PRP at another municipal landfill in Hastings. At least three other parties (including the City of Hastings) are considered by the EPA to be PRPs at this second sub-site. At this sub-site, the company has concluded that the City of Hastings is primarily responsible for proper closure of the landfill and the remediation of any release of hazardous substances. In January, 1994, the EPA invited the company and the other PRPs to make an offer to conduct a remedial investigation and feasibility study (RI/FS) of this sub-site and stated that the EPA was in the process of preparing a work plan for the RI/FS. None of the PRPs accepted EPA's invitation to perform the RI/FS for this sub-site. The EPA has conducted the remedial investigation.

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

     In addition to sub-site clean-up, the EPA is seeking a clean-up of area-wide contamination associated with all of the sub-sites in and around Hastings, NE. The company, along with other Hastings PRPs, has recommended that the EPA adopt institutional controls as the area-wide remedy in Hastings. EPA has completed an area wide remedial investigation and has indicated it will ask the PRPs to agree to perform a study to determine feasible remediation alternatives.

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



(4)  Discontinued Operations

     Discontinued operations' assets and liabilities at June 30, 1997 and December 31, 1996 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:


    ($ in 000's)                                   June 30,     December 31,
                                                      1997         1996

    Current assets:
     Accounts and retainers receivable            $    284     $    323

      Total current assets                             284          323

     Other                                             309          309

      Total assets                                $    593     $    632

    Current liabilities:
     Accounts and retainers payable               $    536     $    536
     Accrued loss on leases                          2,354        2,304
     Other                                           3,166        3,782

      Total current liabilities                      6,056        6,622

     Accrued loss on leases                              -          954
     Other                                           5,801        6,141

      Total liabilities                           $ 11,857     $ 13,717

     Net liabilities and accrued loss
      on leases of discontinued operations        $(11,264)   $ (13,085)

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

                      DRAVO CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


     Revenue of $42.4 million and gross profit of $11.5 million were up 8 and 23 percent, respectively, over last year's second quarter. Stronger lime demand, especially in the Ohio Valley utility market, contributed to the revenue improvement. This year's higher revenue and $2.2 million gross profit increase over last year highlights the company's sensitivity to major customers' operating disruptions as last year's results were depressed due to mechanical problems at a major electric utility customer. Selling, general and administrative expenses were higher for the quarter primarily due to recognition of a bad debt accrual on a note receivable associated with the company's former aggregates business. The effective income tax rate is higher this year primarily due to an accrual for alternative minimum tax. Last year's earnings were bolstered by refunds received from a state taxing authority for amended returns filed based on current interpretation of the state tax code. The refunds included interest income of $851,000.

     Year-to date earnings of $5.4 million, or 28 cents per share, were down from last year's $6.6 million, or 36 cents per share. The shortfall can be attributed to this year's poor first quarter earnings of $1.1 million, or three cents per share. As reported previously, an early March flood in northern Kentucky stopped the company from loading barges and its customers from unloading barges for an extended period. The flood, barge unloading equipment problems at a major utility customer's plant and other brief, but unscheduled power plant outages, severely impacted utility lime sales. Further, the company's Longview operation in northern Alabama experienced operating related disruptions during the first quarter that also contributed to lower earnings. Longview's largest kiln had to be shut down several days for major maintenance work that was scheduled to occur later in the year. Lower production required the purchase of lime from outside sources to meet contractual requirements and maintain key customer relationships. Consequently, profit margins were reduced because purchased lime costs more than company produced lime.

     Capital expenditures for the year-to-date were $18.9 million compared to $8.1 million last year. Construction progress payments for a new Maysville kiln and the $7.4 million purchase of more than 27 million tons of high calcium reserves adjacent to the Longview facility accounted for a large part of the additions to property, plant and equipment. Long-term debt increased $10.7 million from year-end primarily due to funding capital expenditures.

     On July 31, 1997, a three-bank lending group extended the company's revolving line of credit facility to July 31, 1999. The maximum amount available under the facility is $53 million. Under the agreement, $17 million borrowed under the facility to finance the Maysville expansion project was converted to a 5-year term loan. The term loan will be paid in 20 quarterly installments commencing October 31, 1997 with interest determined quarterly based on the Eurodollar rate plus 2 percent.

     The company announced on July 7, 1997 that the investment banking review initiated in the fall of 1996 to explore strategic alternatives failed to produce a transaction favorable to the best interests of the company's shareholders. As a result, the company has concluded the review.



                DRAVO CORPORATION AND SUBSIDIARIES

                   PART II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders was held on April 24, 1997 in Cincinnati, Ohio. Listed below are the proposals submitted to shareholders in the company's Proxy Statement dated March 31, 1997 and the results of the shareholder votes.

          Election of three directors for a three year term:

                                               For                Against

               William E. Kassling         13,313,393             305,563
               Peter T. Kross              13,308,557             310,399
               Konrad M. Weis              13,313,654             305,302

          Following the election, the company's Board of Directors consisted of Mr. Arthur E. Byrnes, Mr. James C. Huntington, Jr., Mr. Carl A. Gilbert, Mr. Kassling, Mr. Kross, Mr. William G. Roth, and Mr. Weis.

          Election of Certified Public Accountants:

                                               For         Against     Abstain

               KPMG Peat Marwick LLP       13,493,357        6,245     119,354



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following is filed as an exhibit to Part I of this Form 10-Q:

           Exhibit No. 11 - Statement re computation of per share earnings.

     (b)  Reports on Form 8-K

          The company filed no reports on Form 8-K for the quarter ended
          June 30, 1997.



                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  DRAVO CORPORATION
                                  (Registrant)




Date:  August 13, 1997            /s/JAMES J. PUHALA
                                  James J. Puhala
                                  Vice President, General
                                  Counsel, Secretary and Acting
                                  Chief Financial Officer




Date:  August 13, 1997            /s/LARRY J. WALKER
                                  Larry J. Walker
                                  Vice President and Controller
                                  (Principal Accounting Officer)


