Form 10-Q
period 1997-09-30
DRAVO CORP
filed 1997-11-14
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1997

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


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1997:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,780,836

                DRAVO CORPORATION AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

     Consolidated Balance Sheets at September 30, 1997
     and December 31, 1996                                             3, 4

     Consolidated Statements of Earnings for the
     Quarters ended September 30, 1997 and 1996                           5

     Consolidated Statements of Earnings for the
     Nine Months ended September 30, 1997 and 1996                        6

     Consolidated Statements of Cash Flows for the
     Nine Months ended September 30, 1997 and 1996                     7, 8

     Notes to Consolidated Financial Statements                        9-12

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 13


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                               15






                DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                           ($ in 000's)

                                               September 30, December 31,
                                                   1997          1996
                                               (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                         $  1,749     $  1,600
Accounts receivable, net                            20,396       23,265
Notes receivable, net                                  768          921
Inventories                                         17,988       16,481
Other current assets                                   625          751

 Total current assets                               41,526       43,018

Advances to and equity in joint ventures             2,953        2,093
Notes receivable                                     6,419        4,380
Other assets                                        25,854       25,066
Deferred income taxes                               24,853       24,853

Property, plant and equipment                      260,776      238,025
Less: accumulated depreciation and
amortization                                       119,151      112,026

 Net property, plant and equipment                 141,625      125,999

   Total assets                                   $243,230     $225,409



See accompanying notes to consolidated financial statements.

                DRAVO CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                           ($ in 000's)

                                                 September 30, December 31,
                                                      1997        1996
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term notes                $  9,760     $  6,166
Accounts payable - trade                            14,165       14,542
Accrued insurance                                    2,642        1,906
Accrued retirement contribution                      1,810        1,785
Net liabilities of discontinued operations           4,432        6,299
Other current liabilities                            4,630        3,843

 Total current liabilities                          37,439       34,541

Long-term notes                                     71,390       63,535
Net liabilities of discontinued operations           5,953        6,786
Other liabilities                                    7,157        6,632

Redeemable preference stock:
     Par value $1, issued 200,000 shares:
 Series D, $12.35 cumulative, convertible,
 exchangeable (entitled in liquidation to
 $20.0 million)                                     20,000       20,000

Shareholders' equity:
     Preference stock, par value $1, authorized
 1,878,870: Series B, $2.475 cumulative,
 convertible; issued 19,386 and 20,386 shares
 (entitled in liquidation to $1.1 million);             19           20
 Series D, reported above

     Common stock, par value $1, authorized
 35,000,000 shares; issued 15,100,033
 and 15,096,817                                     15,100       15,097

Other capital                                       63,063       63,077
Retained earnings                                   27,316       20,063
Treasury stock at cost:
 Common shares 322,413 and 333,168                 (4,207)      (4,342)

Total shareholders' equity                         101,291       93,915

Total liabilities and shareholders' equity        $243,230     $225,409




 See accompanying notes to consolidated financial statements.

                DRAVO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Earnings
          (unaudited, $ in 000's, except per share data)

                                              Quarters ended September 30,
                                                   1997            1996

Revenue                                           $ 40,966     $ 40,752
Cost of revenue                                     29,921       30,217

   Gross profit                                     11,045       10,535

Selling, general and administrative expenses         5,575        5,454

   Earnings from operations                          5,470        5,081

Other income (expense):
Equity in earnings of joint ventures                   259          234
Interest income                                         79            6
Interest expense                                   (1,926)      (1,575)

   Net other income (expense)                      (1,588)      (1,335)

Earnings before taxes                                3,882        3,746
Provision for income taxes                             127          113

Net earnings                                         3,755        3,633
Preference dividends                                   629          633

Net earnings available
for common shares                                 $  3,126     $  3,000

Earnings per share                                $   0.21     $   0.20

Weighted average shares outstanding                 14,854       14,936



See accompanying notes to consolidated financial statements.

                DRAVO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Earnings
          (unaudited, $ in 000's, except per share data)

                                            Nine Months ended September 30,
                                                   1997            1996

Revenue                                           $121,025     $118,325
Cost of revenue                                     90,680       88,707

   Gross profit                                     30,345       29,618

Selling, general and administrative expenses        16,356       15,777

   Earnings from operations                         13,989       13,841

Other income (expense):
Equity in earnings of joint ventures                   632          702
Other expense                                          (9)            -
Interest income                                        161          874
Interest expense                                   (5,095)      (4,911)

   Net other income (expense)                      (4,311)      (3,335)

Earnings before taxes                                9,678       10,506
Provision for income taxes                             537          316

Net earnings                                         9,141       10,190
Preference dividends                                 1,888        1,899

Net earnings available
for common shares                                 $  7,253     $  8,291

Earnings per share                                $   0.49     $   0.56

Weighted average shares outstanding                 14,851       14,879


See accompanying notes to consolidated financial statements.

                DRAVO CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                      (unaudited, $ in 000's)


                                             Nine Months ended September 30,
                                                   1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                      $  9,141    $  10,190
Adjustments to reconcile net earnings
 to net cash provided by continuing
 operations activities:
 Depreciation and amortization                       7,732        7,744
 Loss on disposal of assets                              9            -
 Equity in joint ventures                            (860)        (431)
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable         2,869      (1,314)
  Decrease (increase) in notes receivable          (1,886)           37
  Increase in inventories                          (1,507)      (1,020)
  Decrease (increase) in other current assets          188        (145)
  Increase (decrease) in accounts payable
   and accrued expenses                              1,208      (1,431)
  Increase (decrease) in taxes payable                  24        (171)
  Increase in other assets                           (788)        (903)
  Increase in other liabilities                        525        1,954

Net cash provided by continuing
operations activities                               16,655       14,510

Net cash provided (used) by discontinued
operations activities                              (2,700)        4,932

Net cash provided by operating
activities                                          13,955       19,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment        (23,367)     (15,528)

Net cash used by investing activities           $ (23,367)   $ (15,528)


See accompanying notes to consolidated financial statements.


                DRAVO CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                      (unaudited, $ in 000's)

                                            Nine Months ended September 30,
                                                    1997         1996

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) under revolving
 credit agreements                               $ (1,010)     $  3,550
Principal payments under long-term notes           (6,204)      (6,014)
Proceeds from long-term notes                       18,663            -
Proceeds from issuance of common stock                   -          248
Dividends on preference stock                      (1,888)      (1,899)

Net cash provided (used) by financing
activities                                           9,561      (4,115)

Net increase (decrease) in cash and cash
equivalents                                            149        (201)
Cash and cash equivalents at beginning of
period                                               1,600        1,086

Cash and cash equivalents at end of period        $  1,749     $    885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
 Interest (net of amount capitalized)             $  4,905     $  4,976
 Income taxes                                          517          487


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


(2)       Inventories

          Inventories are classified as follows:

          ($ in 000's)

                                              September 30,      December 31,
                                                    1997           1996

        Finished goods                             $ 3,205        $ 2,586
        Materials and supplies                      14,783         13,895

        Net inventories                            $17,988        $16,481

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

     The company participated in an EPA-initiated allocation proceeding for a municipal landfill sub-site to allocate shares of liability for past response costs and costs of a proposed cap of the landfill. As part of this proceeding, the allocator conducted a mediation session which resulted in a settlement among the EPA and the PRPs. Pursuant to the settlement, the company agreed to pay $702,000, or 14.33 percent of the $4.9 million past costs and estimated source control costs for this sub-site. A Consent Order incorporating the settlement and an agreement among the private parties concerning the construction and maintenance of the proposed cap is being negotiated. In exchange, the company received contribution protection against third-party claims as well as a covenant from the EPA not to sue for its past and future response costs at this sub-site and matters covered by the settlement.

     The company has also been notified by the EPA that the EPA considers it a PRP at another municipal landfill in Hastings. At least three other parties (including the City of Hastings) are considered by the EPA to be PRPs at this second sub-site. At this sub-site, the company has concluded that the City of Hastings is primarily responsible for proper closure of the landfill and the remediation of any release of hazardous substances. In January, 1994, the EPA invited the company and the other PRPs to make an offer to conduct a remedial investigation and feasibility study (RI/FS) of this sub-site and stated that the EPA was in the process of preparing a work plan for the RI/FS. None of the PRPs accepted EPA's invitation to perform the RI/FS for this sub-site. The EPA has conducted the remedial investigation. The company is considering a proposal to conduct the feasibility study along with other PRPs.

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

     In addition to sub-site clean-up, the EPA is seeking a clean-up of area-wide contamination associated with all of the sub-sites in and around Hastings, NE. The company, along with other Hastings PRPs, has recommended that the EPA adopt institutional controls as the area-wide remedy in Hastings. EPA has completed an area wide remedial investigation and has asked the PRPs to agree to perform a feasibility study to determine whether institutional controls or another remedial alternative should be undertaken. The company, along with other PRPs, are considering this proposal. An acceptable area wide remediation plan could result in interim remedies at the subsites becoming final remedies.

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

     Estimated total clean-up costs at the third sub-site, including capital outlays and future maintenance costs for soil and groundwater remediation of approximately $14 million, are based on independent engineering studies. Included in the discontinued operations provision is the company's estimate that it will participate in 33 percent of these remediation costs. The company's estimated share of the costs is based on its assessment of the total clean-up costs, its potential exposure, and the viability of other named PRPs. These estimates are, by their nature, uncertain and dependent upon numerous factors, any of which could cause actual results to differ materially from projected amounts.

     Other claims and assertions made against the company will be resolved, in the opinion of management, without material additional charges to earnings.


(4)  Discontinued Operations

     Discontinued operations' assets and liabilities at September 30, 1997 and December 31, 1996 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:


    ($ in 000's)                              September 30,      December 31,
                                                    1997         1996
    Current assets:
     Accounts and retainers receivable            $    275     $    323

      Total current assets                             275          323

     Other                                             309          309

      Total assets                                $    584     $    632

    Current liabilities:
     Accounts and retainers payable               $    527     $    536
     Accrued loss on leases                          1,705        2,304
     Other                                           2,475        3,782

      Total current liabilities                      4,707        6,622

     Accrued loss on leases                              -          954
     Other                                           6,262        6,141

      Total liabilities                           $ 10,969     $ 13,717

     Net liabilities and accrued loss
      on leases of discontinued operations       $(10,385)   $ (13,085)

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


DRAVO CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Third quarter revenue of $41.0 million was up slightly over last year's
$40.8 million. Gross profit was up $510,000 over last year on the higher revenue and a 1 percent gross margin increase. The company's results are heavily influenced by its major utility customers plant operations. Events at two large utility customers, an equipment failure and a decision to take a generating unit out of service earlier than anticipated, suppressed revenue and earnings during the quarter. Strong commercial sales, however, helped to offset the utility revenue shortfall. The margin increase was attributable primarily to lower production costs at the Maysville and Black River plants. Selling, general and administrative expenses were higher primarily due to a bad debt accrual for disputed invoices. Interest expense was $351,000 higher because of higher debt levels and because the 1996 period benefited from the capitalization of interest charges associated with the Maysville expansion project.

      Year-to date earnings of $9.1 million, or 49 cents per share, were down from last year's $10.2 million, or 56 cents per share. The shortfall is attributable to this year's poor first quarter earnings of $1.1 million, or three cents per share. As reported previously, an early March flood in northern Kentucky stopped the company from loading barges and its customers from unloading barges for an extended period. Revenue and income in both the second and third quarters of the current year have exceeded last year's comparable period results, however, the impact of the flood and other previously reported first quarter difficulties were too severe to recoup. Additionally, last year's earnings were bolstered by refunds received from a state taxing authority for amended returns filed based on current interpretation of the state tax code. The refunds included interest income of $851,000.

      Capital expenditures for the nine months ended September 30 were $23.4 million compared to $15.5 million last year. Construction progress payments for a new Maysville kiln, $8.3 million, and the $8.3 million purchase of land containing more than 27 million tons of high calcium reserves adjacent to the Longview facility accounted for a large part of the additions to property, plant and equipment. Total debt increased $11.4 million from year-end primarily due to funding capital expenditures.

      The company's effective tax rate increased from 3.0% for the nine months ended September 30, 1996 to 5.5% for the nine months ended September 30, 1997. This rate increase is attributed to alternative minimum tax. The company is currently reviewing its deferred tax asset valuation allowance in light of current and projected income levels and the status of the remaining discontinued operations issues. If it is determined that it is more likely than not that more net operating losses will be used before expiration than have already been recorded, the valuation allowance will be adjusted and a tax benefit will be recognized. Accordingly, for financial reporting purposes, tax expense in future periods will be recorded at a higher effective tax rate.

                DRAVO CORPORATION AND SUBSIDIARIES

                   PART II - Other Information



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following is filed as an exhibit to Part I of this Form 10-Q:

           Exhibit No. 11 - Statement re computation of per share earnings.

          The following are filed as exhibits to Part II of this Form 10-Q:

           Exhibit No. 4 - Instruments defining the rights of security holders, including indentures

               Amendment Agreement dated July 31, 1997 encompassing the Seventh Amendment to the Override Agreement and the Sixth Amendment to Revolving Credit Agreement.

           Exhibit No. 10 - Material contracts

               Agreement dated September 15, 1997 between Dravo
               Corporation and Carl A. Gilbert. Identical agreements were entered into with James J. Puhala, John R. Major, Marshall S.Johnson, and Donald H. Stowe, Jr.

     (b)  Reports on Form 8-K

          The company filed no reports on Form 8-K for the quarter ended September 30, 1997.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  DRAVO CORPORATION
                                  (Registrant)




Date:  November 13, 1997          /s/JAMES J. PUHALA
                                  James J. Puhala
                                  Vice President, Administration and
                                  General Counsel and Acting
                                  Chief Financial Officer




Date:  November 13, 1997          /s/LARRY J. WALKER
                                  Larry J. Walker
                                  Vice President and Controller
                                  (Principal Accounting Officer)