Form 10-K405
period 1997-12-31
DRAVO CORP
filed 1998-03-27
CIK 30067

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                           for the fiscal year ended
                               December 31, 1997
                          Commission file number 1-5642

                              DRAVO CORPORATION
                          A PENNSYLVANIA CORPORATION
               I.R.S. EMPLOYER IDENTIFICATION NUMBER 25-0447860

                               11 STANWIX STREET
                        PITTSBURGH, PENNSYLVANIA 15222
                           TELEPHONE (412) 995-5500


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX

Common shares outstanding as of March 20, 1998: 14,713,509
Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998: $161,848,599

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference to the extent set forth in Parts I, II and
IV of this Report.   Portions of the Proxy Statement for Annual Meeting of
Shareholders on April 23, 1998 are incorporated by reference to the extent set forth in Part III of this Report.


                            TABLE OF CONTENTS

                                                            Page

PART I   Item 1.      Business                                 3 - 5

         Item 2.      Properties                                   6

         Item 3.      Legal Proceedings                            7

         Item 4.      Submission of Matters to a Vote
                       of Security Holders                         7

PART II  Item 5.      Market for the Registrant's Common Stock and
                     Related Stockholder Matter             8 - 11

         Item 6.      Selected Financial Data                     12

         Item 7.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations        12

         Item 8.      Financial Statements and Supplementary Data 12

         Item 9.      Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure     12

PART III  Item 10.    Directors and Executive Officers of the
                       Registrant                                 13

         Item 11.     Executive Compensation                      14

         Item 12.     Security Ownership of Certain Beneficial Owners
                       and Management                             14

         Item 13.     Certain Relationships and Related Transactions14

PART IV  Item 14.     Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K                   15 - 21

                      Signatures                                  22

                      Independent Auditors' Report on Schedules   23

         Schedule I.  Condensed Financial Information of Registrant24 - 31

         Table of Contents for documents filed herein as Exhibits
          10, 11, 13, 21, 23, 24 and 27                          32

 PART I


Item 1.  Business

(a)  General Development of the Business

Dravo Corporation (the Registrant or company) was incorporated in Pennsylvania in 1936 to consolidate several related corporations then operating various elements of a business started in 1891 by F. R. Dravo. Its corporate offices are located at 11 Stanwix Street, Pittsburgh, Pennsylvania 15222, and its telephone number is 412-995-5500. As used herein, the term Dravo includes its consolidated subsidiaries unless otherwise indicated.

Dravo is primarily a lime company operating principally in the United States. Operations are carried on by a wholly-owned subsidiary, Dravo Lime Company (Dravo Lime). Activities include the production of lime for utility, metallurgical, pulp & paper, municipal, construction and miscellaneous chemical and industrial applications as well as the development and marketing of related environmental technologies, products and services. Three major utility companies with whom the company has long-term contracts - American Electric Power, Pennsylvania Power Company and Cinergy Corp. - each accounted for 10 percent or more of consolidated revenue in 1997. All reserves are located on properties physically accessible for purposes of mining and processing limestone into lime. Liabilities associated with non-natural resource businesses sold or disposed of in the late 1980s are presented as a component of discontinued operations in the financial statements.

Dravo Lime, one of the nation's largest lime producers, owns and operates three integrated lime production facilities, two in Kentucky and one in Alabama.
With the completion of a fourth kiln at Maysville, Kentucky in 1997, annual quicklime capacity totals approximately 3,400,000 tons.

The Maysville plant is a four kiln, 1,400,000 tons-per-year facility located along the Ohio River and produces a material marketed under the trade name Thiosorbic Lime. Thiosorbic Lime has a chemistry ideally suited for removing sulfur dioxide from power plant stack gases. Most of Maysville's output is committed under long-term contracts with utility companies in the Ohio Valley region. All contracts contain provisions for price escalation. Owned reserves at the Maysville site are recovered from a mine 950 feet underground and are considered adequate to sustain the four kiln operation in excess of eighty years.

Dravo Lime's Black River facility produces Thiosorbic quicklime, high calcium pebble and pulverized quicklime, and bulk and bagged hydrated lime. Located along the Ohio River at Butler, Kentucky, Black River has an annual quicklime capacity of 1,400,000 tons-per-year. Of that total, forty percent is committed to utility companies and steel and paper customers under long-term contracts with price escalation provisions. Limestone reserves at Black River are recovered from a 600-feet-deep underground mine. At Black River's current capacity, reserves are considered adequate to sustain production levels for more than seventy years.

The company's Longview facility, located near Birmingham, Alabama, has three kilns that produce high calcium quicklime, and bulk and bagged hydrated lime from owned limestone reserves. At this plant, Dravo Lime also produces dolomitic quicklime from limestone purchased from a nearby dolomitic stone quarry. Due to its material handling and storage capabilities and its ability to produce high calcium and dolomitic lime, the Longview facility is able to custom blend quicklime to its customers' chemical specifications. Longview's annual lime production capacity is approximately 570,000 tons-per-year. The company has secured the necessary permits and plans to start construction of a fourth kiln at Longview in 1998. In early 1997, a number of land parcels adjacent to the Longview quarry were purchased that doubled limestone reserves. Recoverable reserves are estimated to last approximately forty-five years at the current quarry production rate. Although it will not be necessary until the distant future, Longview could be converted to an underground mine if a further extension of reserves is necessary.

An aggregates processing plant at the Longview facility annually produces between 500,000 to 1,000,000 tons of aggregates. A benefit of this installation is to make a marketable by-product out of limestone that is chemically unsuitable for lime production, thereby reducing the cost Dravo Lime incurs to recover the high calcium limestone reserves that are beneath the aggregate quality material. A major aggregates company has the exclusive distributorship rights for certain aggregates by-products produced by the company.

Dravo Lime products are distributed through quicklime distribution terminals located in Donora and Monaca, Pennsylvania; Porterfield, Ohio; Brunswick, Georgia; and Tampa, Fort Lauderdale, Jacksonville and Sanford, Florida. At Baton Rouge, Louisiana, Dravo Lime owns and operates a lime hydration and bagging facility from which quicklime, and bulk and bagged hydrated lime products are distributed.

(b)  Competitive Conditions

Dravo encounters competition at all its operations but believes that its experience, strategically located reserves and technical expertise in flue gas treatment technologies give it certain competitive advantages.

Dravo's research and development expenditures were $6.5 million in 1997 and $3.7 million in 1996. Expenditures in 1997 and 1996 included $4.2 million and $1.0 million, respectively, related to construction of the first commercial scale ThioClear flue gas desulfurization (FGD) system. ThioClear is a second generation proprietary FGD technology. The system's construction costs plus interest will be repaid to the company by the owner, AES Beaver Valley, Inc. Research and development spending in 1998 is expected to total $2.5 million. The company anticipates the research, much of which is being conducted jointly with utility customers, will lower both the capital and operating costs associated with flue gas treatment. Other research projects are aimed at developing proprietary technologies for use in reducing stack gas emissions of combined SOx/NOx and air toxins while recovering and processing salable by-products. Dravo believes that in this field its long-term contracts, accumulated experience and technical skill represent significant competitive advantages.

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

Dravo Corporation is a domestic natural resource business primarily involved in the production, processing and supply of lime for environmental, metallurgical, pulp & paper, municipal, construction and miscellaneous chemical and industrial applications as well as the development and marketing of related environmental technologies, products and services. Standards promulgated by the 1990 Clean Air Act Amendments bolstered Dravo's position as the world's leading producer of lime for FGD applications.

Further information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1997 Annual Report to Shareholders which accompanies this report:

       Caption in Annual Report           Page No.

       Results of Operations               13 - 15
       Note 15:  Research and Development       34
       Employees at Year-End                    37

Item 2.  Properties

The following is a listing of principal offices, plants and mines currently used in operations:


Use                    Location                  Owned or Leased

Executive and general  Pittsburgh, Pennsylvania   Leased
 offices

Production facilities  Saginaw, Alabama           Owned
                       Butler, Kentucky           Owned
                       Maysville, Kentucky        Owned

Distribution sites     Ft. Lauderdale, Florida    Leased
                       Jacksonville, Florida      Leased
                       Sanford, Florida           Leased
                       Tampa, Florida             Owned/Leased
                       Brunswick, Georgia         Owned/Leased
                       Baton Rouge, Louisiana     Owned
                       Porterfield, Ohio          Leased
                       Donora, Pennsylvania       Leased
                       Monaca, Pennsylvania       Owned/Leased

The following table shows a summary of the company's reserves at December 31, 1997 and tons mined by Dravo Lime in 1997.

     (Tons in millions)
                          Recoverable           1997
                           Reserves          Production

     Underground mines         586.7         6.3
     Quarries                   67.8         1.4

                               654.5         7.7

Additional information required by this item is incorporated by reference to the information set forth under Item 1(a) "General Development of the Business" on pages 3 through 5 of this Form 10-K.

                                   -6-
Item 3.  Legal Proceedings


Information required by this item is incorporated by reference to the information set forth under the caption Note 8: "Contingent Liabilities" in the Notes to Consolidated Financial Statements on pages 27 and 28 of the 1997 Annual Report to Shareholders which accompanies this report.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders for the three months ended December 31, 1997.

                                    -7-
PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

Information required by this item is incorporated by reference to the information set forth under the captions indicated below in the 1997 Annual Report to Shareholders which accompanies this report:

Caption in Annual Report                       Page No.

Common Stock Market Price                            16

Shareholders at year-end                             37

Dividends                                        16, 37

Description of Dravo Capital Stock

General

Under its Restated Articles of Incorporation ("the Articles"), as amended, Dravo is authorized to issue 1,878,870 shares of preference stock, par value $1.00 per share, and 35,000,000 shares of common stock, par value $1.00 per share. At December 31, 1997 issued preference and common shares were 218,386 and 15,103,249, respectively and there were 397,413 shares of common stock held in the treasury.

Four series of preference stock have been established by resolutions of the Board of Directors: $2.20 Cumulative Convertible Series A Preference Stock ("Series A Preference Stock"), consisting of 26,817 shares, issued on September 1, 1970; $2.475 Cumulative Convertible Series B Preference Stock ("Series B Preference Stock"), consisting of 165,516 shares, issued on June 12, 1973; Series C Preference Stock consisting of 200,000 shares; and $12.35 Series D Cumulative Convertible Exchangeable Preference Stock ("Series D Preference Stock"), consisting of 200,000 shares, issued on September 21, 1988. All of the shares of Series A Preference Stock were converted into shares of common stock on April 2, 1978. Presently there are 18,386 shares of Series B Preference Stock and 200,000 shares of Series D Preference Stock issued and outstanding. No shares of Series C Preference Stock have been issued or are outstanding. The Board of Directors did not extend the rights to issue Series C stock, pursuant to the Shareholders' Rights Agreement, past the April 17, 1996 expiration date. Other series of preference stock may be created by resolution of the Board of Directors with such dividend, liquidation, redemption, sinking fund and conversion rights as shall be specified therein.

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

Other information required by this item is incorporated by reference to the information set forth under the caption "Note 5: Notes Payable", in the Notes to Consolidated Financial Statements on pages 25 and 26 of the 1997 Annual Report to Shareholders which accompanies this report.

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

Redemption and Sinking Fund Provisions

There are no redemption provisions with respect to the common stock. The Series B Preference Stock may be redeemed, in whole or in part, at the option of Dravo, on not less than 60 days notice, on any quarterly dividend payment date by the payment of $55 per share and all accumulated and unpaid dividends to the redemption date. The Series D Preference Stock may be redeemed in whole or in part at the option of Dravo by the payment of $100 per share and all accumulated and unpaid dividends to the redemption date, so long as the current market price (as defined in the Certificate of Designations, Preferences and Rights for the Series D Preference Stock) of the common stock on the date the Board decides to redeem the shares is at least 175 percent of the then effective conversion price for the Series D Preference Stock. Commencing on the first quarterly dividend payment date after September 21, 1998 and annually thereafter, Dravo is required to redeem 50,000 shares of Series D Preference Stock in cash at the redemption price of $100 per share plus all accumulated and unpaid dividends. Dravo is also required (unless certain conditions are met) to redeem all of the then outstanding shares of Series D Preference Stock in cash at $100 per share plus all accumulated and unpaid dividends (a) if Dravo declares or pays or sets apart for payment any dividends or makes any other distribution in cash or other property on or in respect of the common stock or any other class or series of the capital stock of Dravo ranking junior to the Series D Preference Stock as to payment of dividends ("Junior Dividend Stock"), or sets apart money for any sinking fund or analogous fund for the redemption or purchase of any Junior Dividend Stock and (b) upon any merger or consolidation of Dravo if, in connection therewith, the holders of the common stock receive cash, debt instruments or preference stock of the surviving entity which ranks on a parity with or senior to the Series D Preference stock with respect to liquidation, dissolution or winding up or dividends. There are no sinking fund provisions with respect to the common stock, the Series B Preference Stock or the Series D Preference Stock.

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

The transfer agent and registrar for the common stock is Continental Stock Transfer & Trust Company, New York, NY.

Item 6.  Selected Financial Data

Information required by this item, with the exception of common stock dividends declared, is incorporated by reference to the information set forth under the caption "Five-Year Summary" on page 37 of the 1997 Annual Report to Shareholders which accompanies this report. Dravo has declared no common stock dividends in the five-year period ending December 31, 1997.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to the information set forth under the captions "Overview", "Results of Operations", "Financial Position and Liquidity" and "Outlook" on pages 13 through 17 of the 1997 Annual Report to Shareholders which accompanies this report, to the information set forth under the caption Note 2: "Discontinued Operations" on page 25, Note 3: "Dispositions" on page 25, Note 7: "Commitments" on pages 26 and 27, Note 8: "Contingent Liabilities" on pages 27 and 28 and Note 13:
"Income Taxes" on pages 33 and 34 in the Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to the financial statements and notes thereto set forth on pages 18 through 35, and the Independent Auditors' Report set forth on page 36 of the 1997 Annual Report to Shareholders which accompanies this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item as to Directors and nominees for Director is incorporated by reference to the information set forth under the captions "Nominees For Terms To Expire in 2001", "Directors Whose Terms Expire in 2000" and "Directors Whose Terms Expire in 1999" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1998.

The following information indicates the position and age at March 20, 1998 of the non-director executive officers of Dravo Corporation and their business experience during the last five years:

Earl J. Bellisario, Age 48, Senior Vice President, Chief Financial Officer and Secretary since January, 1998; prior thereto Vice President, Chief Financial Officer & Secretary, Vikimatic Sales Inc. from September, 1996 to January, 1998. Prior thereto, Senior Vice President and Chief Financial Officer, Acme-Cleveland Corporation from May, 1992 to September, 1996.

John R. Major, Age 53, Senior Vice President, Chief Operating Officer since November, 1997; prior thereto Vice President, Administration.

Richard E. Redlinger, Age 46, Vice President, Corporate Development and Treasurer since July, 1995; prior thereto Vice President, Finance and Planning, Dravo Lime Company.

Larry J. Walker, Age 45, Vice President and Controller since July, 1995; prior thereto, Controller.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Executive Officers' Compensation," "Options/SAR Grants In Last Fiscal Year," Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values," "Severance Arrangements," "Performance Graph" and "Executive Benefit Plan" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the information set forth under the captions "Beneficial Security Ownership Of Directors And Executive Officers" and "Stock Ownership Of Certain Beneficial Owners" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1998.


Item 13.  Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

       The following consolidated financial statements of the Registrant are filed pursuant to Item 8 of this Form 10-K and are incorporated herein by reference to the page numbers indicated below in the 1997 Annual Report to Shareholders which accompanies this report.

               Description                                         Page No.

       Consolidated Balance Sheets at December 31, 1997 and 1996   18, 19

       Consolidated Statements of Earnings for the years ended
       December 31, 1997, 1996 and 1995                                20

       Consolidated Statements of Retained Earnings for the years
       ended December 31, 1997, 1996 and 1995                          21

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                            22, 23

       Notes to Consolidated Financial Statements                 24 - 35

       Independent Auditors' Report                                    36

    2. Financial Statement Schedules

       The following financial statement schedules of the Registrant are required and are filed pursuant to this item in this Form 10-K.


       Schedule                                                   Page No.

       Independent Auditors' Report                                    23

       Schedule I.    Condensed Financial Information of
                      Registrant                                    24-31

Schedules other than those listed above have been omitted because they are either not applicable, immaterial or the required information is reported in the financial statements or notes.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(a)  3.Exhibits

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

       (vii)   (a)Revolving Line of Credit Agreement with all attendant
                  schedules and exhibits dated as of September 20, 1990, by and among Dravo Corporation, Dravo Lime Company, Dravo Basic Materials Company, Inc., Regions Bank of Alabama (formerly First Alabama Bank), and PNC Bank, N.
                  A. (formerly Pittsburgh National Bank) is incorporated by reference to Exhibit (4)(i) of the September 30, 1990 Form 10-Q of the Registrant.

               (b)Amendment dated September 20, 1990 to Credit and Note
                  and Stock Purchase Agreement dated as of September 21, 1988 is incorporated by reference to Exhibit (4) (ii) of the September 30, 1990 Form 10-Q of the Registrant.

               (c)First amendment to the Companies' Pledge Agreement
                  dated September 20, 1990 of the Credit and Note and Stock Purchase Agreement dated September 21, 1988 is incorporated by reference to Exhibit (4)(iii) of the September 30, 1990 Form 10-Q of the Registrant.

               (d)First amendment to the Second Intercreditor Agreement
                  dated September 20, 1990 of the Credit and Note and Stock Purchase Agreement dated September 21, 1988 is incorporated by reference to Exhibit (4)(iv) of the September 30, 1990 Form 10-Q of the Registrant.

               (e)Intercreditor Agreement dated September 20, 1990 by and among The Prudential Insurance Company of America, Regions Bank of Alabama (formerly First Alabama Bank), PNC Bank, N. A. (formerly Pittsburgh National Bank), Mellon Bank, N. A., and the Royal Bank of Canada is incorporated by reference to Exhibit (4) (v) of the September 30, 1990 Form 10-Q of the Registrant.

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

       (ix) Override Agreement, dated January 21, 1992, between Dravo Corporation, The Prudential Insurance Company of America, Regions Bank of Alabama (formerly First Alabama Bank), PNC Bank, N. A. (formerly Pittsburgh National Bank) and Bank of American National Trust & Savings Association (successor by merger to Bank of America Illinois, formerly Continental Bank, N. A.) is incorporated by reference to Exhibit 10.1 of the February 12, 1992 Form 8-K of the Registrant.

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

       (xiii) First Amendment dated March 7, 1994, to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 are incorporated by reference to Exhibit 4 (xiv) of the December 31, 1993 Form 10-K of the Registrant.

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

       (xvi) Amendment Agreement dated December 31, 1995 encompassing the Fifth Amendment to the Override Agreement dated January 21, 1992 and the Fourth Amendment (see note below) to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4
               (xvii) of the December 31, 1995 Form 10-K of the Registrant. (Note: The Fourth Amendment to the Amended and Restated Revolving Credit Agreement was originally incorrectly designated as the Fifth Amendment. The numbering error was corrected in the Sixth Amendment dated July 31, 1997.)

       (xvii) Amendment and Restatement of Articles IV, V, VI and Appendix A dated February 15, 1996 of the Override Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4(xviii) of the December 31, 1995 Form 10-K of the
               Registrant.

       (xviii) Amendment Agreement dated June 28, 1996 encompassing the
               Fifth Amendment (see note below) to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4(xviii) of the December 31, 1996 Form 10-K of the Registrant. (Note: The Fifth Amendment to the Amended and Restated Revolving Credit Agreement was originally incorrectly designated as the Sixth Amendment. The numbering error was corrected in the Sixth Amendment dated July 31, 1997.)

       (xix) Amendment Agreement dated July 27, 1997 encompassing the Seventh Amendment to the Override Agreement dated January 21, 1992 and the Sixth Amendment to the Amended and Restated Revolving Credit Agreement dated January 21, 1992 is incorporated by reference to Exhibit 4(i) of the September 30, 1997 Form 10-Q of the Registrant.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     (10) Material Contracts
          (All of the following, except item 10 (ix), are Management Contracts or Compensatory Plans or Arrangements required to be filed as an Exhibit to this Form 10-K.)

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

       (viii) Dravo Corporation Stock Incentive Compensation Plan, incorporated by reference to the Registrant's Registration Statement No. 333-01691 on Form S-8 dated March 13, 1996.

        (ix) Noncompetition and Nondisclosure Agreement dated January 3, 1995 by and among Dravo Corporation, Dravo Basic Materials Company, Inc., Dravo Lime Company and Martin Marietta Materials, Inc. is incorporated by reference to Exhibit 10.1 of the January 17, 1995 Form 8-K of the Registrant.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(a)  3.   Exhibits (continued)

         (x) Identical agreements dated September 15, 1997 between Dravo Corporation and Carl A. Gilbert, Marshall S. Johnson, John
               R. Major, James J. Puhala and Donald H. Stowe, Jr. are incorporated by reference to Exhibit 10(i) of the September 30, 1997 Form 10-Q of the Registrant.

        (xi) Agreement dated January 30, 1998 between Dravo Corporation and Earl J. Bellisario is filed herein under separate cover.

     (11) Statement Re Computation of Per Share Earnings filed under separate cover.

     (13) 1997 Annual Report to Shareholders attached to this report under separate cover. Except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for informational purposes and is not to be deemed "filed" as part of the Form 10-K.

     (21) Subsidiaries of the Registrant filed under separate cover.

     (23) Consent of Independent Auditors filed under separate cover.

     (24) Powers of Attorney are filed herein under separate cover.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DRAVO CORPORATION

March 27, 1998    By:/s/ CARL A. GILBERT
                  Carl A. Gilbert, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                    Title                Date

/s/ CARL A. GILBERT        President, Chief Executive
Carl A. Gilbert            Officer and Director     March 27, 1998

/s/ EARL J. BELLISARIO     Senior Vice President,
Earl J. Bellisario         Chief Financial Officer  March 27, 1998
                           and Secretary

/s/ LARRY J. WALKER        Vice President and
Larry J. Walker            Controller               March 27, 1998

*ARTHUR E. BYRNES          Director                 March 27, 1998
Arthur E. Byrnes

*JAMES C. HUNTINGTON, JR.  Director                 March 27, 1998
James C. Huntington, Jr.

*WILLIAM E. KASSLING       Director                 March 27, 1998
William E. Kassling

*PETER T. KROSS            Director                 March 27, 1998
Peter T. Kross

*WILLIAM G. ROTH           Director                 March 27, 1998
William G. Roth

*KONRAD M. WEIS            Director                 March 27, 1998
Konrad M. Weis

/s/ CARL A. GILBERT
*By Carl A. Gilbert, Attorney-in-fact

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Dravo Corporation:

Under date of January 21, 1998, we reported on the consolidated balance sheets of Dravo Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
January 21, 1998

                     DRAVO CORPORATION (PARENT COMPANY)
        Schedule I - Condensed Financial Information of Registrant
                               Balance Sheets

(In thousands)                                  December 31,
                                             1997        1996

ASSETS

Current assets:
 Cash and cash equivalents              $    388    $  1,390
 Accounts receivable                         883         517
 Current income tax benefit
   from affiliates                         3,999       6,104
 Other current assets                        306         183

     Total current assets                  5,576       8,194

 Due from affiliates                      21,387      23,094
 Investments in affiliates                60,733      52,525
 Deferred income tax benefit              34,654      29,718
 Other assets                             26,381      23,561

 Property, plant and equipment               123         123
 Less accumulated depreciation
  and amortization                           123         123

  Net property, plant and equipment           --          --

     Total assets                       $148,731    $137,092

See accompanying notes to financial statements.
                                   -25-

                      DRAVO CORPORATION (PARENT COMPANY)
           Schedule 1 - Condensed Financial Information of Registrant
                                Balance Sheets

(In thousands)                                December 31,
                                            1997        1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                 $    853    $  1,038
 Accrued retirement contribution              --       1,785
 Net liabilities of discontinued operations3,613       6,299
 Redeemable preference stock               5,000          --
 Other current liabilities                   812         637

     Total current liabilities            10,278       9,759

Net liabilities of discontinued operations 5,401       6,786
Other liabilities                          8,386       6,632

Redeemable preference stock:
 Par value $1, issued 200,000 shares: Series D,
  cumulative, convertible, exchangeable
  (entitled in liquidation to $20.0 million)15,000    20,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870 shares: Series B, $2.475 cumulative,
  convertible, issued 18,386 and 20,386 shares
  (entitled in liquidation to $1.0 million
  and $1.1 million, respectively);            18          20
  Series D, reported above
 Common stock, par value $1, authorized 35,000,000
  shares; issued 15,103,249 and 15,096,817
  shares                                  15,103      15,097
 Other shareholders' equity               94,545      78,798

  Total shareholders' equity             109,666      93,915

     Total liabilities and
       shareholders' equity             $148,731    $137,092

See accompanying notes to financial statements.

                      DRAVO CORPORATION (PARENT COMPANY)
         Schedule I - Condensed Financial Information of Registrant
                      Statements of Operations

                                        Years ended December 31,
(In thousands)                        1997     1996     1995

General and administrative
 expenses                         $  (464) $  (709) $  (961)
Other expense                           --      (4)       --
Interest expense                      (98)       --      (9)
Interest income                         --       10       --

Loss before taxes
 and affiliate earnings              (562)    (703)    (970)
Income tax benefit                   7,470    4,142    2,038

Earnings before affiliate earnings   6,908    3,439    1,068
Equity in affiliate earnings         8,208   10,689    9,913

Net earnings                       $15,116  $14,128  $10,981

See accompanying notes to financial statements

                     DRAVO CORPORATION (PARENT COMPANY)

           Schedule I - Condensed Financial Information of Registrant
                       Statements of Cash Flows


(In thousands)                               Years ended December 31,
                                           1997     1996     1995

Cash flows from operating activities:
Net earnings                            $15,116 $ 14,128 $ 10,981
Adjustments to reconcile net earnings
 to net cash provided (used) by
 continuing operations activities:
  Depreciation and amortization              --        4        6
  Loss on disposal of assets                 --        4       --
  Equity in earnings of affiliates      (8,208) (10,689)  (9,913)
  Changes in assets and liabilities:
   Decrease (increase) in accounts
    receivable                            (366)      362      726
   Decrease (increase) in current income
    tax benefits                          2,105  (1,381)  (2,783)
   Decrease (increase) in other current
    assets                                 (61)      318    1,151
   Decrease (increase) in other assets     938    (1,991)  (3,517)
   Decrease (increase) in deferred
     income taxes                       (4,936)  (2,995)    9,689
   Decrease in accounts payable
    and accrued expenses                (1,734)  (1,062)  (1,404)
   Increase in other liabilities         1,754      342      390

Net cash provided (used) by continuing
 operations activities                    4,608  (2,960)    5,326

Increase (decrease) in net liabilities of
 discontinued operations                 (4,071)    4,491 (13,099)
Proceeds from repayment of notes receivable
 from sale of discontinued operations        --       --    2,200

Net cash provided (used) by discontinued
 operations activities                   (4,071)    4,491 (10,899)

Net cash provided (used) by operating
 activities                              $   537  $ 1,531 $(5,573)


See accompanying notes to financial statements.

                  DRAVO CORPORATION (PARENT COMPANY)
         Schedule I - Condensed Financial Information of Registrant
                       Statements of Cash Flows

(In thousands)                             Years ended December 31,
                                              1997      1996      1995

Cash flows from investing activities:
Increase (decrease) in advances from
 subsidiaries                               $1,707   $(98,140)  $(77,757)
Dividends received from affiliates              --    100,000     88,000
Other, net                                      --          1         --

Net cash provided by investing
 activities                                  1,707      1,861     10,243


Cash flows from financing activities:
Proceeds from issuance of common stock          --        248        557
Purchase of treasury stock                    (729)        --     (2,667)
Dividends paid                              (2,517)    (2,529)    (2,535)

Net cash used by financing activities       (3,246)    (2,281)    (4,645)

Net increase (decrease) in cash and cash
 equivalents                                (1,002)     1,111         25
Cash and cash equivalents at beginning
 of year                                     1,390        279        254

Cash and cash equivalents at end of year   $   388    $ 1,390   $    279


See accompanying notes to financial statements.

                    DRAVO CORPORATION (PARENT COMPANY)
          Schedule I - Condensed Financial Information of Registrant
                      Notes to Financial Statements


Notes 1 through 3, 5 through 14, and 16 to Dravo Corporation's Consolidated Financial Statements have relevance to the parent company financial statements and should be read in conjunction therewith. Certain reclassifications of previously reported balances have been made to conform to the current year's presentation.

Note 1:  Commitments

There was no continuing operations rental expense for 1997, 1996 or 1995. The minimum future rentals under noncancelable operating leases and minimum future rental receipts from subleases to third parties as of December 31, 1997 are indicated in the table below. All of the $1.0 million net minimum payments were previously expensed in connection with discontinued operations.

       (In thousands)

          1998                         $3,631
          1999                             --
          2000                             --
          2001                             --
          2002                             --
          After 2002                       --

          Total minimum payments required3,631
          Less: Minimum sublease rental
          receipts                    (2,582)

          Net minimum payments         $1,049


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

The income tax benefit for the years ended December 31 are comprised of the following:

(In thousands)                        1997     1996     1995

 Benefit to offset tax liabilities
  of subsidiaries                 $  2,534 $  1,147 $ 11,727
 Change in net deferred tax asset    4,936    2,995  (9,689)

                                  $  7,470 $  4,142 $  2,038


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

(In thousands)
                                            1997     1996
Deferred tax assets:
 Provision for discontinued operations   $ 3,066  $ 4,580
 Net operating loss carryforwards         59,024   62,808
 Investment tax credit carryforwards         666      791
 Alternative minimum tax credit              750      350
 Other                                     3,553      371

  Total gross deferred tax assets         67,059   68,900
  Less valuation allowance                23,435   34,829

  Net deferred tax assets after
   valuation allowance                    43,624   34,071

Deferred tax liabilities:
 Pension accrual                           8,970    4,353

  Total gross deferred tax liabilities      8,970   4,353

  Net deferred tax asset                  $34,654  $29,718

Management believes it is more likely than not that the net deferred tax asset will be realized through the reversal of temporary differences and through its subsidiaries future income. In order to fully realize the net deferred tax asset, the parent company and its subsidiaries will need to generate future taxable income of approximately $98 million prior to the expiration of its net operating loss carryforwards. The company's cumulative taxable earnings for the past two years total $22.3 million.




                                    -30-
Note 3:  Dividends

Cash dividends paid to the Registrant for the respective years ended December
31:

(In thousands)
                                         1997       1996       1995

Consolidated affiliates                $   --   $100,000   $ 88,000
50 percent or less owned companies
 accounted for by the equity method       647      1,090        916


                                    -31-

                                 EXHIBITS

                           Table of Contents


               Exhibit                               (Exhibit No.) Page No.

 10. Material Contracts

     (xi) Agreement dated January 30, 1998
          between Dravo Corporation and Earl J.
          Bellisario is filed herein under separate
          cover.                                     (10)(xi) 1-5

11. Statement RE Computation of Per Share Earnings         (11) 1

13. 1997 Annual Report                                 (13) 13-37

21. Subsidiaries of the Registrant                         (21) 1

23. Consent of Experts and Counsel                         (23) 1

24. Powers of Attorney.  Identical documents were signed
     by Arthur E. Byrnes, James C. Huntington, Jr.,
     William E. Kassling, Peter T. Kross,
     William G. Roth and Konrad M. Weis.                   (24) 1

27. Financial Data Schedule (EDGAR filing only)            (27) 1

                                     -32-