Form 10-Q
period 1998-03-31
DRAVO CORP
filed 1998-05-13
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             FORM 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1998

Commission File Number:  1-5642


                           DRAVO CORPORATION
     (Exact name of registrant as specified in its charter)

           Pennsylvania                                  25-0447860
(State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization)                      identification no.)


11 Stanwix Street, Pittsburgh, Pennsylvania                 15222
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (412) 995-5500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1998:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,718,509










               DRAVO CORPORATION AND SUBSIDIARIES

                              INDEX


PART I - FINANCIAL INFORMATION

                                                               Page No.

       Consolidated Balance Sheets at March 31, 1998
       and December 31, 1997                                    3, 4

       Consolidated Statements of Earnings for the
       Quarters ended March 31, 1998 and 1997                      5

       Consolidated Statements of Cash Flows for the
       Quarters ended March 31, 1998 and 1997                   6, 7

       Notes to Consolidated Financial Statements             8 - 12

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        13


PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security
               Holders                                       14   15

      Item 6.  Exhibits and Reports on Form 8-K                   15


SIGNATURES                                                        16



















                               -2-








               DRAVO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           ($ in 000's)

                                                   March 31,     December 31,
                                                     1998            1997
                                               (unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                        $  4,737     $  1,477
 Accounts receivable, net                           20,943       24,995
 Notes receivable, net                                 723          769
 Inventories                                        16,743       17,434
 Other current assets                                1,018          980

  Total current assets                              44,164       45,655

Advances to and equity in joint ventures             2,325        2,450
Notes receivable                                     5,680        6,873
Other assets                                        27,149       27,627
Deferred income taxes                               29,976       29,976

Property, plant and equipment                      267,305      263,926
Less: accumulated depreciation and
 amortization                                      123,972      121,277

  Net property, plant and equipment                143,333      142,649

    Total assets                                  $252,627     $255,230

See accompanying notes to consolidated financial statements.


                               -3-

               DRAVO CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           ($ in 000's)

                                                   March 31,     December 31,
                                                     1998            1997
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes               $  9,762     $  9,736
 Accounts payable - trade                           15,631       17,546
 Accrued insurance                                   1,917        1,482
 Net liabilities of discontinued operations          3,056        3,613
 Redeemable preference stock                         5,000        5,000
 Other current liabilities                           5,820        4,368

  Total current liabilities                         41,186       41,745

Long-term notes                                     70,469       74,396
Net liabilities of discontinued operations           5,008        5,401
Other liabilities                                    8,959        9,022

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                    15,000       15,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 16,000 shares and 18,386
  shares (entitled in liquidation to $880,000 and       16           18
  $1.0 million); Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,110,922
  and 15,103,249                                    15,111       15,103

 Other capital                                      66,813       66,819
 Retained earnings                                  35,001       32,662
 Treasury stock at cost:
  Common shares 397,413                            (4,936)      (4,936)

 Total shareholders' equity                        112,005      109,666

 Total liabilities and shareholders' equity       $252,627     $255,230

See accompanying notes to consolidated financial statements.


                               -4-
               DRAVO CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Earnings
         (unaudited, $ in 000's, except per share data)

                                                   Quarters ended March 31,
                                                     1998            1997

Revenue                                           $ 42,374     $ 37,624
Cost of revenue                                     32,366       29,851

    Gross profit                                    10,008        7,773

Selling, general and administrative expenses         4,807        5,284

    Earnings from operations                         5,201        2,489

Other income (expense):
 Equity in earnings of joint ventures                  195          199
 Other income                                           12           --
 Interest income                                        98           32
 Interest expense                                  (1,867)      (1,562)

    Net other expense                              (1,562)      (1,331)

Earnings before taxes                                3,639        1,158
Provision for income taxes                             673           84

Net earnings                                         2,966        1,074
Preference dividends                                   627          630

Net earnings available
 for common shares                                $  2,339     $    444

Earnings per share:
 Basic                                            $   0.16     $   0.03
 Diluted                                          $   0.16     $   0.03

Weighted average shares outstanding:
 Basic                                              14,708       14,769
 Diluted                                            14,749       14,880


See accompanying notes to consolidated financial statements.


                               -5-
               DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (unaudited, $ in 000's)



                                                    Quarters ended March 31,
                                                      1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                      $  2,966     $  1,074
Adjustments to reconcile net earnings
 to net cash provided by continuing
 operations activities:
  Depreciation and amortization                      2,820        2,530
  Gain on sale of assets                              (12)           --
  Equity in joint ventures                             125        (291)
  Changes in assets and liabilities:
   Decrease in accounts receivable                   4,052        1,220
   Decrease (increase) in notes receivable           1,239        (454)
   Decrease (increase) in inventories                  691        (784)
   Decrease (increase) in other current assets        (38)          175
   Decrease in accounts payable
    and accrued expenses                             (628)        (947)
   Increase in taxes payable                           602           19
   Decrease in other assets                            478          180
   Increase (decrease) in other liabilities           (63)          364

Net cash provided by continuing
 operations activities                              12,232        3,086

Net cash used by discontinued
 operations activities                               (950)        (787)

Net cash provided by operating activities           11,282        2,299

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of assets                       12           --
 Additions to property, plant and equipment        (3,504)     (13,484)
 Other, (net)                                           --            1

Net cash used by investing activities             $(3,492)    $(13,483)

See accompanying notes to consolidated financial statements.


                               -6-
               DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                     (unaudited, $ in 000's)

                                                    Quarters ended March 31,
                                                      1998            1997

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing under revolving credit
  agreements                                      $  3,000     $ 15,690
 Principal payments under long-term notes          (6,901)      (6,084)
 Proceeds from issuance of long-term notes              --        1,663
 Dividends on preference stock                       (629)        (630)

Net cash provided (used) by financing activities   (4,530)       10,639

Net increase (decrease) in cash
 and cash equivalents                                3,260         (545)
Cash and cash equivalents at beginning of
 period                                              1,477        1,600

Cash and cash equivalents at end of period        $  4,737     $  1,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)            $  1,990     $  1,575
  Income taxes                                          72           89


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


(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                                  March 31,   December 31,
                                                    1998          1997

         Materials and supplies                   $ 13,537    $ 14,615
         Finished goods                              3,206       2,819

         Total inventories                        $ 16,743    $ 17,434

         Finished goods are valued at average production cost or market, whichever is lower, and include raw materials, direct labor, and operating overhead. Materials and supplies are valued at average cost.


                               -8-
               DRAVO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(3)  Contingent Liabilities

    The company has been notified by the federal Environmental Protection Agency (EPA) that the EPA believes the company is a potentially responsible party (PRP) for the cleanup of soil and groundwater contamination at four sub-sites in Hastings, NE. The Hastings site is one of the EPA's priority sites for taking remedial action under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

    Regarding the first sub-site, the company participated in an EPA-initiated allocation proceeding for a municipal landfill sub-site to allocate shares of liability for past response costs and costs of a proposed cap of the landfill. As part of this proceeding, the allocator conducted a mediation session that resulted in a settlement among the EPA and the PRPs. Pursuant to the settlement, the company agreed to pay 14.33 percent of the EPA's past costs and the estimated costs of the cap and its maintenance. A Consent Decree incorporating the settlement and requiring the private parties to pay for, construct and maintain the cap is awaiting the approval of the United States Justice Department and ultimately the Federal District Court.
    In exchange, the company received contribution protection against third-party claims as well as a covenant from the EPA not to sue for its past and future response costs at this sub-site and matters covered by the settlement.

    The company has also been notified by the EPA that the EPA considers it a PRP at another municipal landfill in Hastings. At least three other parties (including the City of Hastings) are considered by the EPA to be PRPs at this second sub-site. At this sub-site, the company has concluded that the City of Hastings is primarily responsible for proper closure of the landfill and the remediation of any release of hazardous substances. The EPA has conducted the remedial investigation for this sub-site. The company, along with some of the other PRPs, including the City of Hastings, is considering a proposal from the EPA to conduct the feasibility study. In 1997, the company and the other PRPs at this sub-site received a demand from the EPA that they pay the EPA's response costs at this sub-site through September 30, 1994. The company and some of the other PRPs, including the City of Hastings, intend to examine these costs to determine whether or not they are valid.


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

    In 1997, the company and the other PRPs at this sub-site received a demand from the EPA that they pay the EPA's response costs at this sub-site through September 30, 1994. The company and some of the other PRPs intend to examine these costs to determine whether or not they are valid. A total of five parties have been named by the EPA as PRPs at this sub-site, but two of them have been granted de minimis status. The company believes other persons should also be named as PRPs.

    The fourth sub-site is a former naval ammunition depot that was subsequently converted to an industrial park. The company and its predecessor owned and operated a manufacturing facility in this industrial park. To date, the company's investigation indicates that it did not cause the release of hazardous substances at this sub-site during the time it owned and operated the facility. The United States has undertaken to conduct the remediation of this sub-site.

    In addition to sub-site cleanup, the EPA is seeking remediation of area-wide contamination associated with all of the sub-sites in and around Hastings. The company, along with other Hastings PRPs, has recommended that the EPA adopt institutional controls as the area-wide remedy in Hastings. The EPA has completed an area-wide remedial investigation and has asked the PRPs to agree to perform a feasibility study to determine whether institutional controls or another remedial alternative should be undertaken. The company, along with eight to ten other PRPs, is considering this proposal.
    An acceptable area-wide remediation plan could result in interim remedies at the sub-sites becoming final remedies. In 1997, the company and the other area-wide PRPs received a demand from the EPA that they pay the EPA's area-wide response costs through September
    30, 1994. The company and some of the other area-wide PRPs intend to examine these costs to determine whether or not they are valid.


                           -10-
              DRAVO CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements


(3)  Contingent Liabilities (continued)


    On August 10, 1992, the company filed suit in the Alabama District Court against its primary liability insurance carriers and one of its predecessor's insurers, seeking a declaratory judgment that the company is entitled to a defense and indemnity under its contracts of insurance (including certain excess policies provided by one of the primary carriers) with regard to the third Hastings sub-site.
    On motion of the defendant insurance carriers, the suit was transferred to the District Court for the Western District of Pennsylvania on October 31, 1996. The company has settled the claim against its predecessor's insurer regarding the third sub-site, but the case against the company's insurers is still in litigation. An award of punitive damages is also being sought against the company's insurers for their bad faith in handling the company's claim. A tentative trial date has been set for early 1999. The company has notified its primary and excess general liability carrier, as well as the excess carrier of its predecessor, of the receipt of its notice of potential liability at the second and fourth sub-sites.

    Estimated future cleanup costs at the third sub-site, including capital outlays and maintenance costs for soil and groundwater remediation of approximately $6.2 million, are based on independent engineering studies. Included in the discontinued operations provision is the company's estimate that it will participate in 33 percent of these remediation costs and a pro rata share of the EPA's past response costs. The company's estimated share of the costs is based on its assessment of the total cleanup costs, its potential exposure, and the viability of other named PRPs. These estimates are, by their nature, uncertain and dependent upon numerous factors, any of which could cause actual results to differ materially from projected amounts.

    Other claims and assertions made against the company will be resolved, in the opinion of management, without material additional charges to earnings.



                             -11-
                DRAVO CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements

(4)  Discontinued Operations

     Discontinued operations' assets and liabilities at March 31, 1998 and December 31, 1997 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

     ($ in 000's)                                   March 31,   December 31,
                                                      1998          1997

     Current assets:
     Accounts and retainers receivable            $    140    $    209

       Total assets                               $    140    $    209

     Current liabilities:
     Accounts and retainers payable               $     --    $    135
     Accrued loss on leases                            379       1,026
     Insurance                                         410         405
     Environmental                                   1,783       1,684
     Other                                             624         572

       Total current liabilities                     3,196       3,822

     Insurance                                       2,669       2,706
     Environmental                                   1,107       1,286
     Other                                           1,232       1,409

       Total liabilities                          $  8,204    $  9,223

      Net liabilities and accrued loss
      on leases of discontinued operations       $ (8,064)   $ (9,014)

(5)  Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the reporting of changes in equity during the period from nonowner sources, such as minimum pension liability adjustments. There were no items of comprehensive income in equity at March 31, 1998 or December 31, 1997.


                             -12-
              DRAVO CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

    Revenue and earnings for the first quarter of 1998 increased substantially over 1997's results. Increased demand from Ohio Valley coal-fired power plant customers enabled the company's two production sites located in northern Kentucky to produce at higher, more cost efficient levels. The higher production levels utilized a portion of the surplus capacity created when a fourth kiln at Maysville, Kentucky was completed last summer. Commercial market demand in the Southeast region, served by the Longview facility located near Birmingham, Alabama, also remained strong.

    A comparison between this year's earnings of $.16 per common share and last year's earnings of $.03 per share is affected by two factors. First, unprecedented flooding conditions in northern Kentucky last year severely depressed earnings. Second, the company's net earnings for reporting purposes reflects an effective tax rate of 19 percent this year versus 7 percent last year. This change in tax rate is the result of the reassessment of the recoverability of the deferred tax asset during last year's fourth quarter as required by Statement of Financial Accounting Standard No. 109. The effective tax rate is used for financial reporting purposes only and will not affect actual taxes paid, which will remain low due to net operating loss utilization.

    Net cash provided from operating activities for the quarter improved $9 million from the prior year period on higher earnings, working capital reductions and collection of $1.4 million on a note receivable. Cash and marketable securities increased by $3.3 million over year-end levels while the company's overall debt level decreased $3.9 million.

    As previously reported, construction of a new kiln and ancillary equipment is planned at Longview over the next 18 months. The new capacity will allow the company to meet additional lime requirements for a new long-term contract with SMI for precipitated calcium carbonate satellite production facilities. The company is currently finalizing funding options with its existing creditor group.

              DRAVO CORPORATION AND SUBSIDIARIES

                 PART II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

       The annual meeting of shareholders was held on April 23, 1998 in Birmingham, Alabama. Listed below are the proposals submitted to shareholders in the company's Proxy Statement dated March 27, 1998 and the results of the shareholder votes.

       Election of two directors for a three year term:

                                          For                    Withheld

          Carl A. Gilbert             13,525,515                  430,828
          William G. Roth             13,516,308                  440,035

       Following the election, the company's Board of Directors consisted of Mr. Arthur E. Byrnes, Mr. James C. Huntington, Jr., Mr.
       Gilbert, Mr. William E. Kassling, Mr. Peter T. Kross, and Mr.
       Roth.

       Election of Certified Public Accountants:

                                          For           Against     Abstain

          KPMG Peat Marwick LLP       13,827,404         80,647      48,292

       Proposal to hold the Annual Meeting in the city where the greatest percentage of common shares is held by investors:

              For                Against          Abstain    Broker Non-Votes

           1,788,325           8,070,967          105,392       4,964,825

       Proposal to adopt a corporate-wide cost-reduction program with fixed targets of 10% in 1998, 5% in 1999 and 5% in 2000:

              For                Against          Abstain   Broker Non-Votes

           2,040,120           7,802,159          122,405       4,964,825

              DRAVO CORPORATION AND SUBSIDIARIES

                 PART II - Other Information



Item 4.        Submission of Matters to a Vote of Security Holders (continued)

       Proposal to set a moratorium on all new expansion in excess of $5,000,000 until gross profit margins are at or exceed 30% for at least thirty months:

              For                Against          Abstain   Broker Non-Votes

           1,494,523           8,328,545          141,616      4,964,825


Item 6.        Exhibits and Reports on Form 8-K

       Exhibits

          The following is filed as an exhibit to Part I of this Form 10-Q:

          Exhibit No. 11 - Statement re computation of per share earnings.

       (b)Reports on Form 8-K

          The company filed no reports on Form 8-K for the quarter ended March 31, 1998.

                                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              DRAVO CORPORATION
                                              (Registrant)




     Date: May 13, 1998                       /s/EARL J. BELLISARIO
                                               Earl J. Bellisario
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Secretary

     Date: May 13, 1998                       /s/LARRY J. WALKER
                                              Larry J. Walker
                                              Vice President and Controller
                                              (Principal Accounting Officer)