Form 10-Q
period 1998-06-30
DRAVO CORP
filed 1998-08-13
CIK 30067

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1998

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

The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1998:


     Title of Class                              Shares Outstanding
Common Stock, $1.00 par value                        14,718,509




              DRAVO CORPORATION AND SUBSIDIARIES

                             INDEX


PART I - FINANCIAL INFORMATION

                                                                  Page No.

       Consolidated Balance Sheets at June 30, 1998
       and December 31, 1997                                    3, 4

       Consolidated Statements of Earnings for the
       Quarters ended June 30, 1998 and 1997                       5

       Consolidated Statements of Earnings for the
       Six months ended June 30, 1998 and 1997                     6

       Consolidated Statements of Cash Flows for the
       Six months ended June 30, 1998 and 1997                  7, 8

       Notes to Consolidated Financial Statements             9 - 14

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   15 - 17


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                   18


SIGNATURES                                                        19

              DRAVO CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                          ($ in 000's)

                                                   June 30,      December 31,
                                                     1998            1997
                                                  (unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                        $  3,583        $  1,477
 Accounts receivable, net                           19,325          24,995
 Notes receivable, net                                 576             769
 Inventories                                        17,034          17,434
 Other current assets                                  824             980

  Total current assets                              41,342          45,655

Advances to and equity in joint ventures             2,355           2,450
Notes receivable                                     5,537           6,873
Other assets                                        26,883          27,627
Deferred income taxes                               29,976          29,976

Property, plant and equipment                      269,812         263,926
Less: accumulated depreciation and
 amortization                                      126,349         121,277

  Net property, plant and equipment                143,463         142,649

    Total assets                                  $249,556        $255,230

See accompanying notes to consolidated financial statements.

              DRAVO CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
                          ($ in 000's)

                                                   June 30,       December 31,
                                                     1998            1997
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term notes               $  9,767        $  9,736
 Accounts payable - trade                           14,786          17,546
 Accrued insurance                                   1,842           1,482
 Net liabilities of discontinued operations          2,623           3,613
 Redeemable preference stock                         5,000           5,000
 Other current liabilities                           7,180           4,368

  Total current liabilities                         41,198          41,745

Long-term notes                                     64,549          74,396
Net liabilities of discontinued operations           5,178           5,401
Other liabilities                                    8,786           9,022

Redeemable preference stock:
 Par value $1, issued 200,000 shares:
  Series D, $12.35 cumulative, convertible,
  exchangeable (entitled in liquidation to
  $20.0 million)                                    15,000          15,000

Shareholders' equity:
 Preference stock, par value $1, authorized
  1,878,870: Series B, $2.475 cumulative,
  convertible; issued 16,000 shares and 18,386
  shares(entitled in liquidation to $880,000 and        16              18
  $1.0 million); Series D, reported above

 Common stock, par value $1, authorized
  35,000,000 shares; issued 15,110,922
  and 15,103,249                                    15,111          15,103

 Other capital                                      66,809          66,819
 Retained earnings                                  37,783          32,662
 Treasury stock at cost:
  Common shares 392,413 and 397,413                (4,874)          (4,936)

 Total shareholders' equity                        114,845         109,666

 Total liabilities and shareholders' equity       $249,556        $255,230

See accompanying notes to consolidated financial statements.

              DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Earnings
        (unaudited, $ in 000's, except per share data)

                                                   Quarters ended June 30,
                                                     1998          1997

Revenue                                           $ 41,883        $ 42,435
Cost of revenue                                     30,986          30,908

    Gross profit                                    10,897          11,527

Selling, general and administrative expenses         5,150           5,497

    Earnings from operations                         5,747           6,030

Other income (expense):
 Equity in earnings of joint ventures                   32             174
 Other income                                           --             (9)
 Interest income                                       130              50
 Interest expense                                  (1,725)         (1,607)

    Net other expense                              (1,563)         (1,392)

Earnings before taxes                                4,184           4,638
Provision for income taxes                             774             326

Net earnings                                         3,410           4,312
Preference dividends                                   628             629

Net earnings available
 for common shares                                $  2,782        $  3,683

Earnings per share:
 Basic                                            $   0.19        $   0.25
 Diluted                                          $   0.19        $   0.25

Weighted average shares outstanding:
 Basic                                              14,717          14,776
 Diluted                                            14,760          14,818



See accompanying notes to consolidated financial statements.

              DRAVO CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Earnings
        (unaudited, $ in 000's, except per share data)

                                                   Six Months ended June 30,
                                                     1998          1997

Revenue                                           $ 84,257     $ 80,059
Cost of revenue                                     63,352       60,759

    Gross profit                                    20,905       19,300

Selling, general and administrative expenses         9,957       10,781

    Earnings from operations                        10,948        8,519

Other income (expense):
 Equity in earnings of joint ventures                  227          373
 Other income                                           12          (9)
 Interest income                                       228           82
 Interest expense                                  (3,592)      (3,169)

    Net other expense                              (3,125)      (2,723)

Earnings before taxes                                7,823        5,796
Provision for income taxes                           1,447          410

Net earnings                                         6,376        5,386
Preference dividends                                 1,255        1,259

Net earnings available
 for common shares                                $  5,121     $  4,127

Earnings per share:
 Basic                                            $   0.35     $   0.28
 Diluted                                          $   0.35     $   0.28

Weighted average shares outstanding:
 Basic                                              14,712       14,773
 Diluted                                            14,758       14,851

See accompanying notes to consolidated financial statements.


                              -6-
              DRAVO CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                    (unaudited, $ in 000's)

                                                    Six Months ended June 30,
                                                      1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                      $  6,376        $  5,386
Adjustments to reconcile net earnings
 to net cash provided by continuing
 operations activities:
  Depreciation and amortization                      5,652           5,007
  Gain on sale of assets                              (12)               9
  Equity in joint ventures                              95           (470)
  Changes in assets and liabilities:
   Decrease in accounts receivable                   5,670           1,937
   Decrease (increase) in notes receivable           1,529         (1,039)
   Decrease (increase) in inventories                  400           (450)
   Decrease in other current assets                    214              62
   Decrease in accounts payable
    and accrued expenses                             (666)         (1,069)
   Increase in taxes payable                         1,079              77
   Decrease in other assets                            744              42
   Increase (decrease) in other liabilities          (236)             432

Net cash provided by continuing
 operations activities                              20,845           9,924

Net cash used by discontinued
 operations activities                             (1,213)         (1,821)

Net cash provided by operating activities           19,632           8,103

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of assets                       12              --
 Additions to property, plant and equipment        (6,466)        (18,854)

Net cash used by investing activities             $(6,454)       $(18,854)

See accompanying notes to consolidated financial statements.

              DRAVO CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows
                    (unaudited, $ in 000's)

                                                    Six Months ended June 30,
                                                      1998         1997

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing (repayment) under revolving
  credit agreements                              $ (2,000)        $ 15,390
 Principal payments under long-term notes          (7,816)         (6,133)
 Proceeds from issuance of long-term notes              --           1,663
 Dividends on preference stock                     (1,256)         (1,259)

Net cash provided (used) by financing activities  (11,072)           9,661

Net increase (decrease) in cash
  and cash equivalents                              2,106           (1,090)
Cash and cash equivalents at beginning of
 period                                              1,477           1,600

Cash and cash equivalents at end of period        $  3,583        $    510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)            $  3,722        $  3,183
  Income taxes                                         256             336


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


(2)  Inventories

     Inventories are classified as follows:

     ($ in 000's)

                                                    June 30,     December 31,
                                                      1998           1997

         Materials and supplies                   $ 13,796    $ 14,615
         Finished goods                              3,238       2,819

         Total inventories                        $ 17,034    $ 17,434

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

    Regarding the first sub-site, the company participated in an EPA-initiated allocation proceeding for a municipal landfill sub-site to allocate shares of liability for past response costs and costs of a proposed cap of the landfill. As part of this proceeding, the allocator conducted a mediation session that resulted in a settlement among the EPA and the PRPs. Pursuant to the settlement, the company agreed to pay 14.33 percent of the EPA's past costs and the estimated costs of the cap and its maintenance. A Consent Decree incorporating the settlement and requiring the private parties to pay for, construct and maintain the cap has been approved by the United States Justice Department and lodged with the Federal District Court. In exchange, the company received contribution protection against third-party claims as well as a covenant from the EPA not to sue for matters covered by the settlement.

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

              DRAVO CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

    With respect to the third sub-site, the company and two other PRPs have been served with administrative orders directing them to undertake soil remediation and interim groundwater remediation at that sub-site. The company is currently complying with these orders while reserving its right to seek reimbursement from the United States for costs it incurs, as a result of these orders, which are inconsistent with statutory and regulatory requirements.

    In 1997, the company and the other PRPs at this sub-site received a demand from the EPA that they pay the EPA's response costs at this sub-site through September 30, 1994. The company and some of the other PRPs intend to examine these costs to determine whether or not they are valid. A total of five parties have been named by the EPA as PRPs at this sub-site, but two of them have been granted de minimis status. The company believes other parties should also be named as PRPs.

    The fourth sub-site is a former naval ammunition depot that was subsequently converted to an industrial park. The company and its predecessor owned and operated a manufacturing facility in this industrial park. To date, the company's investigation indicates that it did not cause the release of hazardous substances at this sub-site during the time it owned and operated the facility. The United States is conducting the remediation of this sub-site.

    In addition to sub-site cleanup, the EPA is seeking remediation of area-wide contamination associated with all of the sub-sites in and around Hastings. The company, along with other Hastings PRPs, has recommended that the EPA adopt institutional controls as the area-wide remedy in Hastings. The EPA has completed an area-wide remedial investigation and has asked the PRPs to agree to perform a feasibility study to determine whether institutional controls or another remedial alternative should be undertaken. The company, along with seven other PRPs, is considering this proposal. An acceptable area-wide remediation plan could result in interim remedies at the sub-sites becoming final remedies. In 1997, the company and the other area-wide PRPs received a demand from the EPA that they pay the EPA's area-wide response costs through September
    30, 1994. The company and some of the other area-wide PRPs are examining these costs to determine whether or not they are valid.

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

    During World War II, the company conducted military shipbuilding activities for the U.S. Navy on a tract of property in Wilmington, Delaware. More limited commercial activities were conducted on a much smaller parcel of property during the period 1927 - 1967. By letter dated May 22, 1998, the Delaware Department of Natural Resources and Environmental Control (DNREC) asserted the company's liability under Delaware's Hazardous Substance Control Act with respect to possible contamination of its former shipyard in Wilmington. The company and the U.S. Army Corps of Engineers (on behalf of the U. S. Navy) have been invited to participate in cost recovery negotiations with the DNREC.

               DRAVO CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

(3)  Contingent Liabilities (continued)

    A portion of the Wilmington site is currently being developed for commercial use under Delaware's "brown fields" legislation. The company understands from the DNREC that, for at least a portion of the site, existing and planned development will achieve a substantial part of the State's remediation goals, because on-site structures, such as parking lots, roads and buildings will prevent migration of contaminants.

    The company is currently investigating the DNREC's claims, the use and ownership of the Wilmington site, both before and after the company's operations, and the company's historical relationship with the Navy.
    A detailed title search of the affected properties has begun. To date, the company has identified several other former property owners that were not originally known to the DNREC. At this time no accrual has been made because the amount of the liability, if any, and any share of the liability for which the company may be responsible, is unknown. The company does not consider it reasonable to expect that the resolution of this matter will have a material adverse affect on its financial position.

    Other claims and assertions made against the company will be resolved, in the opinion of management, without material additional charges to earnings.

    On April 3, 1998, the company filed suit in the New Jersey Federal District Court against IMO Delaval (Delaval), successor to the entity that supplied a steam turbine generator to a waste-to-energy facility designed and built by one of the company's discontinued operations. Several years ago the company settled a dispute with the facility's owner over failure to meet contractual performance obligations. The company now believes a contributing factor to its failure to meet the performance obligations was caused by equipment supplied by Delaval that did not meet contract specifications. The defect remained undetected until a scheduled maintenance outage called for the generator to be disassembled. The company intends to vigorously pursue its claim against Delaval.

              DRAVO CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements

(4)  Discontinued Operations

    Discontinued operations' assets and liabilities at June 30, 1998 and December 31, 1997 relate to non-cancelable leases, insurance, environmental, legal and other matters associated with exiting the engineering and construction business and are presented below:

     ($ in 000's)                                    June 30,   December 31,
                                                      1998          1997

     Current assets:
     Accounts and retainers receivable            $     --      $    209

       Total assets                               $     --      $    209

     Current liabilities:
     Accounts and retainers payable               $     --      $    135
     Accrued loss on leases                             --         1,026
     Insurance                                         350           405
     Environmental                                   1,633         1,684
     Other                                             640           572

       Total current liabilities                     2,623         3,822

     Insurance                                       2,851         2,706
     Environmental                                   1,214         1,286
     Other                                           1,113         1,409

       Total liabilities                          $  7,801      $  9,223

      Net liabilities and accrued loss
      on leases of discontinued operations       $ (7,801)     $ (9,014)

(5)  Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the reporting of changes in equity during the period from nonowner sources, such as minimum pension liability adjustments. There were no items of comprehensive income in equity at June 30, 1998 or December 31, 1997.

               DRAVO CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

    Revenue during the quarter was down 1.3 percent from the same quarter last year. Wet weather and associated interruptions in lime unloading at power plant locations late in the quarter affected Ohio Valley sales. The slightly lower revenue and resultant lower production levels suppressed gross profit and margins compared to last year's second quarter results, which were especially strong due to pent up demand caused by unprecedented flooding in northern Kentucky during last year's first quarter. Improved selling, general and administrative expenses, largely due to lower pension expense, partially offset the reduced gross profit. Earnings from joint ventures were also down due to lower demand from the single customer at a phosphate contract mining facility. The company's net earnings for reporting purposes reflects an effective tax rate of 19 percent this year versus 7 percent last year. This change in tax rate is the result of the reassessment of the recoverability of the deferred tax asset during last year's fourth quarter as required by Statement of Financial Accounting Standard No. 109. The effective tax rate is used for financial reporting purposes only and will not affect actual taxes paid, which will remain low due to net operating loss utilization.

    Steady and predictable demand during both the first and second quarters of 1998 led to higher revenue, gross profit and gross profit margins compared to last year when flooding, mentioned above, negatively impacted the company's first six months' results. Earnings before taxes increased 35 percent on higher revenue, lower overhead costs and improved operating efficiencies.

    Net cash flow from operating activities was $19.6 million at June 30, 1998 versus $8.1 million during the first six months of 1997. Better earnings and substantial reductions in both accounts and notes receivable principally contributed to the increase. Cash flow from operating activities was used to reduce debt $9.8 million from year-end levels and to finance $6.5 million of capital expenditures.

    On August 12, 1998, the company and a consortium of six banks completed a financing package that restructured the company's $53.0 million revolving credit/letter of credit facility and $15.3 million term loan. The new agreement consists of a $60.0 million five-year revolving credit/letter of credit facility and a $40.0 million five-year term loan. The term loan is payable in equal quarterly installments in the final two years. Interest on the total financing package equals the Eurodollar rate plus 100 basis points through December 31, 1998 compared to current pricing of the Eurodollar rate plus 200 basis points. Commencing January 1, 1999, interest equals

               DRAVO CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     the Eurodollar rate plus a margin determined by the company's ratio of total debt to earnings before interest, taxes, depreciation and amortization. The margin ranges between 75 and 125 basis points. The company expects to use part of the additional funds provided by the new package to finance the Longview plant's expansion and modernization project.

     The "Year 2000 Issue," or "Y2K," refers to errors that may occur because many existing computer programs use only the last two digits to refer to a year and may not function properly in the year 2000. Over the past 18 months, the company has replaced its general ledger, payroll, accounts payable, and accounts receivable financial systems with fully compliant Y2K hardware and software. An evaluation is being performed to assess whether other financial systems identified as non-Y2K compliant will be replaced or whether existing software will be modified to accept the year 2000 date. These systems include, billing, spare parts inventory, requisitioning and purchasing. Currently, the company is running diagnostic checks on all its computers to identify hardware and non-financial software that must be upgraded or replaced to be compliant. Also, process control technologies, used to operate various equipment at the company's operating sites, are being evaluated. Major customers and suppliers are being contacted and asked to complete questionnaires to determine their awareness of the Y2K issue and how they are addressing it.

     The company plans to be Y2K compliant by the end of the third quarter of 1999. Future expenditures to become compliant are currently estimated to approximate $1.0 million.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) in June 1998. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments on its balance sheet at fair value and changes (ie. gains or losses) in fair value may be required, given certain conditions, to be recognized in earnings in the period of change. Adoption of FAS 133 is required by January 1, 2000. The company does not currently have any conventional financial derivative instruments and does not believe it has any other derivative instruments as defined by FAS 133; however, a thorough review of FAS 133 and the company's contracts is ongoing.

                  DRAVO CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     Certain statements contained in this report, including environmental cleanup costs and the company's estimated completion date and cost to become Year 2000 compliant, are forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, the company or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the company's estimates, assumptions and projections, and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward looking statements.

              DRAVO CORPORATION AND SUBSIDIARIES

                  PART II - Other Information



Item 6.        Exhibits and Reports on Form 8-K

       Exhibits

          The following is filed as an exhibit to Part I of this Form 10-Q:

          Exhibit No. 11 - Statement re computation of per share earnings.

       (b)Reports on Form 8-K

          The company filed no reports on Form 8-K for the quarter ended June 30, 1998.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         DRAVO CORPORATION
                                         (Registrant)




     Date: August 13, 1998                    /s/EARL J. BELLISARIO
                                              Earl J. Bellisario
                                              Senior Vice President,
                                              Chief Financial Officer
                                              and Secretary

     Date: August 13, 1998                    /s/LARRY J. WALKER
                                              Larry J. Walker
                                              Vice President and Controller
                                              (Principal Accounting Officer)